Form 10-K/A
period 2009-12-31
PostRock Energy Corp
filed 2010-04-28
CIK 1473061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Commission file number: 001-34635
PostRock Energy Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-0981065
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

210 Park Avenue, Suite 2750	73102
Oklahoma City, Oklahoma	(Zip Code)
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code:
(405) 600-7704
Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
Securities Registered Pursuant to Section 12(g) of the Exchange Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑
     PostRock Energy Corporation became a publicly traded corporation upon consummation of the recombination of Quest Resource Corporation, Quest Energy Partners, L.P. and Quest Midstream Partners, L.P. on March 5, 2010. Accordingly, the registrant did not have an aggregate market value of its common stock as of the last business day of June 30, 2009. As of April 15, 2010, there were 8,037,901 shares of common stock of PostRock Energy Corporation outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     None.

EXPLANATORY NOTE
     PostRock Energy Corporation is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2009 in accordance with General Instruction G(3) to provide the additional information required by Part III of Form 10-K. This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosures contained in Part I or Part II of the Form 10-K, which was filed on March 19, 2010. Part IV is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934 and certain agreements relating to the compensation of our named executive officers.
     In this Amendment No. 1, unless otherwise indicated or the context otherwise requires:
•	references to the “recombination” refer to a series of mergers and entity conversions pursuant to which Quest Resource Corporation (now named PostRock Energy Services Corporation) (“QRCP”), Quest Energy Partners, L.P. (now named PostRock MidContinent Production, LLC) (“QELP”) and Quest Midstream Partners, L.P. (the successor of which is now named PostRock Midstream, LLC) (“QMLP”) became wholly owned subsidiaries of PostRock Energy Corporation; and

•	references to “we,” “us” and “our” with respect to periods before the completion of the recombination refer to the business and operations of QRCP, QELP and QMLP and their subsidiaries on a consolidated basis, and references to “PostRock,” “we,” “us” and “our” with respect to periods after the completion of the recombination refer to PostRock Energy Corporation and its consolidated subsidiaries.

i

ii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.
Executive Officers and Directors
     The following table shows information regarding the executive officers and directors of PostRock as of April 26, 2010. Except as noted below, all of the executive officers and directors were elected to their current positions as of the consummation of the recombination on March 5, 2010. Mr. Lawler served as PostRock’s President and sole director from July 2, 2009 until March 5, 2010. Directors have been elected to serve until the annual meeting of stockholders in 2011. Each of the directors, other than Mr. Lawler, is an independent director, as defined in the applicable rules and regulations of the Nasdaq Stock Market, LLC.

Name	Age	Positions Held
David C. Lawler	42	Chief Executive Officer, President and Director
Jack T. Collins	34	Chief Financial Officer
Tom A. Saunders	51	Executive Vice President — New Business Development — Midstream
Douglas K. Strickland	57	Executive Vice President — Exploration/Geoscience
Lance J. Galvin	51	Vice President — Engineering and Operations — Appalachia
Richard A. Marlin	57	Vice President — Engineering and Operations — Mid-Continent
David K. Pinson	60	Vice President — Land
Stephen L. DeGiusti	51	General Counsel and Secretary
David J. Klvac	40	Chief Accounting Officer

Gary M. Pittman	46	Chairman of the Board of Directors
William H. Damon III	57	Director
Gabriel A. Hammond	31	Director
Duke R. Ligon	68	Director
J. Philip McCormick	68	Director
Jon H. Rateau	54	Director
Daniel L. Spears	37	Director
Mark A. Stansberry	54	Director
     Mr. Lawler served as QRCP’s Chief Operating Officer from May 2007 until May 2009 and became President of QRCP, the general partner of QELP (Quest Energy GP, LLC or “QEGP”) and the general partner of QMLP (Quest Midstream GP, LLC or “QMGP”) in August 2008 and served as Chief Executive Officer of QRCP, QEGP and QMGP from May 2009 to March 2010. He has worked in the oil and gas industry for more than 18 years in various management and engineering positions. Prior to joining Quest, Mr. Lawler was employed by Shell Exploration & Production Company from May 1997 to May 2007 in roles of increasing responsibility, most recently as Engineering and Operations Manager for multiple assets along the U.S. Gulf Coast. Mr. Lawler graduated from the Colorado School of Mines in 1990 with a B.S. in Petroleum Engineering and earned his M.B.A. from Tulane University in 2003.
     Mr. Collins became our Chief Financial Officer effective March 26, 2010. Prior to that date, he served as Executive Vice President—Investor Relations of QRCP and QEGP from December 2007 to October 2008 when his title was changed at QRCP to Executive Vice President—Finance/Corporate Development. From March 5, 2010 to March 26, 2010, he served as our Executive Vice President—Finance/Corporate Development. Additionally, from September 2008 to January 2009, he served as Interim Chief Financial Officer for QRCP, QEGP and QMGP. In May 2009, his title was changed at QEGP to match his title at QRCP and he served as Executive Vice President—Finance/Corporate Development of QEGP until March 2010. He also served on the Board of Directors of QMGP from his election in August 2008 until March 2010 and served as Executive Vice President— Finance/Corporate Development for QMGP from December 2009 until March 2010. Mr. Collins has more than 11 years of experience providing analysis and advice to oil and gas industry investors. Prior to joining QRCP, he worked for A.G. Edwards & Sons, Inc., a national, full-service brokerage firm, from 1999 to December 2007 in various positions, most recently as a Securities Analyst, where he was responsible for initiating the firm’s coverage of the high yield U.S. energy stock sector (E&P partnerships and U.S. royalty trusts). As an Associate Analyst (2001 to 2005) and Research Associate (1999 to 2001) at A.G. Edwards, he assisted senior analysts in coverage of the independent E&P and oilfield service sectors of the energy industry. Mr. Collins holds a bachelors degree in economics with a business emphasis from the University of Colorado at Boulder.
     Mr. Saunders served as Executive Vice President—New Business Development and Marketing for QMGP from July 2009 to March 2010. He became Executive Vice President—New Business Development and Marketing—Midstream for QRCP and QEGP in December 2009 and served until March 2010. He has over 30 years of midstream experience. Prior to joining QMGP, from July 2008 to July 2009, Mr. Saunders served as Vice President—Commercial Development for privately-held Windsor Energy where he was responsible for building its midstream business and marketing all of its oil and natural gas production. From December 2003 to July 2008, Mr. Saunders served as Director of Commercial Development with Enogex Inc., developing new markets for the company in the Rocky Mountain region and as Director of Organization Development optimizing various business processes to improve profitability and capacity. Mr. Saunders holds a bachelors degree in industrial engineering and management from Oklahoma State University and an M.B.A. in energy management from Denver University.
     Mr. Strickland joined our company in April 2010 as Executive Vice President — Exploration/Geoscience. He has over 30 years of experience in geology and exploration. From June 2007 to April 2010, Mr. Strickland was the owner of Jayden Consulting, LLC and Red Rock Resources, LLC, two oil and gas consulting firms that assisted both major and independent oil and natural gas companies identify prospects. From December 1999 to June 2007, Mr. Strickland was the Vice President of Explorations for Wolverine Gas & Oil Corp., where he was responsible for the development of an exploration program involving five prospects, including the discovery of Covenant Field, Utah. Mr. Strickland is a certified petroleum geologist and holds a B.S. in geology from the University of Southern Colorado and an M.S. in geology from the University of Wisconsin-Milwaukee.
     Mr. Galvin served as Vice President of QRCP from October 2009 to March 2010. He became Vice President—Engineering and Operations—Appalachia of QRCP, QEGP and QMGP and served in that capacity from December 2009 to March 2010. Mr. Galvin has over 25 years of reservoir engineering experience. Prior to joining QRCP, from February 2008 to June 2009, Mr. Galvin served as Chief Operating Officer for privately-held Windsor Energy, where he managed all aspects of the company’s oil and gas asset portfolio including engineering and operations for properties in Oklahoma, Texas, Colorado, Wyoming and North Dakota. Prior to this role, from 2002 to February 2008, Mr. Galvin served as a consulting engineer for Pinnacle Energy Services, LLC, where he was responsible for preparing reserve reports, reservoir engineering evaluations, and field studies for numerous public and private clients. Mr. Galvin earned a B.S. in petroleum engineering from Colorado School of Mines in 1980 and is a registered professional engineer in the State of Oklahoma.
     Mr. Marlin served as QRCP’s Executive Vice President—Engineering from September 2004 to December 2009. He also served as QRCP’s Chief Operations Officer from February 2005 through July 2006. From November 2002 to September 2004, he was QRCP’s engineering manager. He became Vice President—Engineering and Operations—Mid-Continent of QRCP, QEGP and QMGP in December 2009 and served in that capacity until March 2010. Mr. Marlin has more than 35 years industry experience involving all phases of drilling and production in more than 14 states. His experience also involved primary and secondary operations along with the design and oversight of gathering systems that move as much as 175 Mmcf/d. He is a registered Professional Engineer holding licenses in Oklahoma and Colorado. Mr. Marlin earned a B.S. in Industrial Engineering and Management from Oklahoma State University in 1974. Mr. Marlin was a Director of the Mid-Continent Coal Bed Methane Forum from 2003 to 2005.
     Mr. Pinson served as Vice President—Land for QRCP from December 2009 until March 2010. He became Vice President—Land for QEGP and QMGP in December 2009 and served in that capacity until March 2010. He has 30 years of experience in oil and gas exploration and development. Prior to joining QRCP, Mr. Pinson served as Managing Member of Pinson Brothers Drilling from 2004 to October 2009 and Managing Member of Tilford Pinson Exploration from 1993 to 2004, where he managed the business strategies and development and financial operations of the companies. Mr. Pinson holds a bachelors degree in secondary education from Texas Tech University.
     Mr. DeGiusti served as General Counsel for QRCP, QEGP and QMGP from January 2010 until March 2010. Prior to joining QRCP, QEGP and QMGP, Mr. DeGiusti was with the law firm of Crowe & Dunlevy, a Professional Corporation, in Oklahoma City, Oklahoma from 1983 to January 2010, where he was a shareholder and director beginning in 1989. Mr. DeGiusti received a J.D. from the University of Oklahoma College of Law and a B.A. from the University of Central Oklahoma.
     Mr. Klvac became our Chief Accounting Officer effective March 26, 2010. He served as our Corporate Controller from March 5, 2010 to March 26, 2010 and as Corporate Controller of QRCP, QEGP and QMGP from May 2009 to March 2010. Prior to joining the Quest entities, Mr. Klvac served as a financial consultant for Sirius Solutions, LLLP from October 2008 to May 2009, as Vice President and Corporate Controller of Tronox Incorporated from January 2007 to June 2008, and as Assistant Corporate Controller of Smithfield Foods, Inc. from 2005 to 2007. He joined Smithfield as Director of Financial Reporting in 2004 and, prior to that, served as Manager of External Financial Reporting for MidAmerican Energy Holdings Company from 2002 to 2004. Mr. Klvac holds a bachelors degree in accounting from the University of St. Thomas in Houston.

     Mr. Pittman was a director of QEGP from November 2007 to March 2010. Mr. Pittman is currently an active private investor with his own investment company, G. Pittman & Company, of which he has been president for the past 15 years. From 1987 to 1995, Mr. Pittman was Vice President of The Energy Recovery Fund, a $180 million private equity fund focused on the energy industry. Mr. Pittman has served as a director of various oil and natural gas companies, including Flotek Industries, Inc., a specialty chemical oil service company; Geokinetics, Inc., a seismic acquisition and processing company; Czar Resources, Ltd, a Canadian E&P company; and Sub Sea International, an offshore robotics and diving company. He owned and operated an oil and gas production and gas gathering company in Montana from 1992 to 1998. Mr. Pittman currently chairs the Compensation Committee and serves on the audit and governance committees for Geokinetics. Mr. Pittman holds a B.A. in Economics/Business from Wheaton College and an M.B.A. from Georgetown University.
     Mr. Damon joined QRCP as a director in April 2007 and served in that capacity until March 2010. He has over 30 years of professional experience specializing in engineering design and development of power generation projects and consulting services. Since January 2008, he has served as Senior Vice President and National Director of Power Consulting for HDR, Inc., which purchased the engineering-consulting firm, Cummins & Barnard, Inc., which was focused on power generation development and engineering projects for electric utilities, independent power producers, large industrial and institutional clients throughout the United States. Mr. Damon served as the Chief Executive Officer of Cummins & Barnard and had been its principal and co-owner from 1990 to January 2008. He currently leads HDR’s project development and strategic consulting business for coal, natural gas and renewable energy projects. He previously worked for Consumers Power Company, Gilbert-Commonwealth, Inc. and Alternative Energy Ventures. He also held board seats on a minerals and wind turbine company, MKBY, and a start-up construction company that was sold to Aker Kvaerner Songer, in which he was also a founding member. Mr. Damon graduated from Michigan State University with a B.S. in Mechanical Engineering and continued graduate studies at both Michigan State University and the University of Michigan.
     Mr. Hammond is the founder of and a partner in SteelPath Capital Management, a registered investment advisor exclusively focused on midstream energy master limited partnerships. Prior to founding SteelPath in 2004, Mr. Hammond covered the broader Energy and Power sector at Goldman, Sachs & Co., in the firm’s Equity Research Division. Mr. Hammond serves on the board of directors of the National Association of Publicly Traded Partnerships. He also served on the board of directors of QMGP from December 2006 to October 2008. Mr. Hammond received an undergraduate degree in economics from Johns Hopkins University.
     Mr. Ligon served as a director of QMGP from December 2006 to March 2010. Since January 2007, Mr. Ligon has been a Legal Strategic Advisor to Love’s Travel Stops & Country Stores, Inc. and the Executive Director of the Love’s Entrepreneurship Center of Oklahoma City University. From February 1997 to January 2007, Mr. Ligon served as the Senior Vice President and General Counsel for Devon Energy Corporation. Mr. Ligon has more than 35 years of legal expertise in corporate securities, litigation, governmental affairs and mergers and acquisitions. Prior to joining Devon in 1997, he practiced law for 12 years and last served as a partner at the law firm of Mayer, Brown & Platt in New York City. In addition, he was Senior Vice President and Managing Director for Investment Banking at Bankers Trust Co. in New York City for 10 years. He is also a member of the board of directors of Blacknight Energy Partners, L.P., Heritage Trust Company, Security State Bank, Panhandle Oil and Gas Inc., Pre-Paid Legal Services, Inc., TransMontaigne Partners L.P. and TEPPCO Partners, L.P. Mr. Ligon received an undergraduate degree in chemistry from Westminster College and a law degree from the University of Texas School of Law.
     Mr. McCormick was a director of QEGP from November 2008 until March 2010. Mr. McCormick has 26 years of public accounting experience and was in leadership roles at KMG Main Hurdman and KPMG LLP, serving as a member of the board of each firm. Since 1999, Mr. McCormick has been an independent investor and corporate advisor. He was a director and chairman of the audit committee of Nasdaq-listed Advanced Neuromodulation Systems Inc. from 2003 to 2005 until its sale, and he currently serves as a director and member of the Audit Committee of RENN Global Entrepreneurs Fund, Inc. Mr. McCormick holds a B.B.A. degree in Accounting and a Master of Science from Texas A&I University.
     Mr. Rateau was a director of QRCP from October 2005 until March 2010. He is currently the Vice President of New Energy, Global Primary Products Growth of Alcoa, Inc., where he is responsible for developing and acquiring energy positions/assets worldwide in support of Alcoa’s smelting and refining activities, and has been at Alcoa since 1996. Mr. Rateau has served in his present capacity at Alcoa since September 2007. Prior to that, he was Vice President of Business Development, Primary Metals from March 2001 to September 2007 and Vice President of

Energy Management & Services, Primary Metals from November 1997 to March 2001. Before joining Alcoa, Mr. Rateau held a number of managerial positions with National Steel Corporation from 1981 to 1996. He brings expertise in business acquisitions and divestitures, capital budgets and project management, energy contracting, and applied research of complex technology and processes. Mr. Rateau holds an M.B.A. from Michigan State University and received a B.S. in Industrial Engineering from West Virginia University.
     Mr. Spears served as a director of QMGP from December 2006 until March 2010. Mr. Spears is a partner with Swank Capital, LLC. Prior to joining Swank in September 2006, Mr. Spears was a principal at Banc of America Securities LLC within the Natural Resources Group where he worked from 1998 to July 2006. Mr. Spears was with Salomon Smith Barney in the Global Energy and Power Group from 1995 to 1998. He has more than 12 years experience providing financial and strategic advice to public and private companies in all sectors of the natural resources industry. Mr. Spears received a B.S. in Economics from the Wharton School of the University of Pennsylvania.
     Mr. Stansberry was a director of QEGP from November 2007 until March 2010. Mr. Stansberry was a director of QEGP from November 2007 to March 2010. Mr. Stansberry currently serves as the Chairman and a director of The GTD Group, which owns and invests in companies including those specializing in energy consulting and management, environmental, government relations, international trade development and commercial construction. He has served as Chairman of The GTD Group since 1998. He has served as Chairman of the Governor’s International Team and Chairman of the Board of Regents of the Regional University System of Oklahoma and currently serves as Chairman of the State Chamber’s Energy Council in Oklahoma. He also serves on a number of other boards, including Chairman of the Board of Directors of People to People International, and has served as president of the International Society of The Energy Advocates. Mr. Stansberry has testified before the U.S. Senate Energy and Natural Resources Committee and is the author of the book: The Braking Point: America’s Energy Dreams and Global Economic Realities. Mr. Stansberry has a B.A. from Oklahoma Christian University and is a graduate of The Fund for American Studies, Georgetown University and of the Intermediate School of Banking, Oklahoma State University.
     In accordance with the merger agreement providing for the recombination, two members of the current PostRock board of directors were designated by the board of directors of QRCP, three members were designated by the conflicts committee of the board of directors of QEGP, three members were designated by the board of directors of QMGP and the remaining member is the principal executive officer of PostRock. The QRCP designees were William H. Damon III and Jon H. Rateau. The QEGP designees were Gary M. Pittman, Mark A. Stansberry and J. Philip McCormick. The QMGP designees were Daniel L. Spears, Duke R. Ligon and Gabriel A. Hammond. The merger agreement provided that David Lawler, the then current president and chief executive officer of QRCP, QEGP and QMGP, would be the principal executive officer of PostRock, and that Mr. Pittman, the then current chairman of QEGP’s board of directors, would be the chairman of the board of directors of PostRock. Each of our directors have been elected to serve for one-year terms, which will expire at the annual meeting of stockholders in 2011.
Organization of the Board of Directors
     The board of directors is responsible for oversight of our business and affairs. To assist it in carrying out its duties, upon consummation of the recombination, the board delegated certain authority to a Nominating and Corporate Governance Committee, an Audit Committee and a Compensation Committee. The board also has delegated, and may in the future delegate, certain authority to other committees of the board from time to time. During 2009, the PostRock board of directors acted only by written consent in lieu of meetings and accordingly did not hold any meetings, as PostRock was a wholly owned subsidiary of QRCP. Following the recombination, directors are expected to attend meetings of the board of directors and meetings of committees on which they serve and to spend as much time and meet as frequently as necessary to properly discharge their responsibilities.
     Nominating and Corporate Governance Committee
     The Nominating and Corporate Governance Committee currently consists of Messrs. Ligon, Pittman, Rateau and Spears (Chair). The board of directors has determined that the members of the committee are independent under applicable Nasdaq listing standards. The committee is responsible for (1) identifying individuals qualified to become board members; (2) recommending to the board a slate of director nominees to be elected by the stockholders at the next annual meeting of stockholders and, when appropriate, director appointees to take office between annual meetings; (3) recommending to the board membership on standing board committees; and (4) developing and recommending to the board appropriate corporate governance policies, practices and procedures for our company. The charter of the committee is available on our website at www.pstr.com under the heading Corporate Governance.
     Although the board of directors does not have a formal diversity policy, the Nominating and Corporate Governance Committee, when assessing the qualifications of prospective nominees to the board of directors, considers each nominee’s personal and professional integrity, experience, skills, ability and willingness to devote the time and effort necessary to be an effective board member, and commitment to acting in the best interests of our company and stockholders. The Nominating and Corporate Governance Committee also gives consideration to the qualifications that the Committee believes must be met by prospective nominees to the board, qualities or skills that the Committee believes are necessary for one or more of our directors to possess and standards for the overall structure, diversity and composition of the board.
     The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. If a stockholder wishes to recommend a director for nomination by the committee, the stockholder should submit the recommendation in writing to the Chairman, Nominating and Corporate Governance Committee, in care of the Secretary, PostRock Energy Corporation, 210 Park Avenue, Suite 2750, Oklahoma City, Oklahoma 73102. The recommendation should contain the following information:
•	the name, age, contact information, business address and residence address of the nominee and the name, contact information and address of the stockholder making the nomination;

•	the principal occupation or employment of the nominee;

•	the number of shares of each class or series of our capital stock beneficially owned by the nominee and the stockholder and the period for which those shares have been owned; and

•	any other information the stockholder may deem relevant to the committee’s evaluation.
     Candidates recommended by stockholders are evaluated on the same basis as candidates recommended by our directors, executive officers, third-party search firms or other sources.
     Audit Committee
     The Audit Committee currently consists of Messrs. McCormick (Chair), Spears and Stansberry. The board of directors has determined that the members of the Audit Committee are independent under applicable provisions of the Securities Exchange Act of 1934 and the Nasdaq listing standards. The board of directors also has determined that Mr. McCormick is an audit committee financial expert as defined by applicable SEC rules. The committee’s primary purpose is to oversee our accounting and financial reporting processes and the audits of our financial statements. The Audit Committee has direct responsibility for the appointment, retention, compensation and oversight of the independent registered public accounting firm for the purpose of preparing our annual audit report or performing other audit, review or attest services for us. The charter of the committee is available on our website at www.pstr.com under the heading Corporate Governance.
     Compensation Committee
     The Compensation Committee currently consists of Messrs. Damon (Chair), Pittman and Hammond. The board of directors has determined that the members of the committee are independent under applicable Nasdaq listing standards. The committee’s purpose is (1) to review and approve the compensation of our executive officers, (2) to oversee and advise the board on the adoption of policies that govern our compensation programs, (3) to administer our 2010 Long-Term Incentive Plan and other equity-based compensation plans, (4) to review and discuss with our management the Compensation Discussion and Analysis (“CD&A”) to be included in our annual proxy statement or annual report on Form 10-K and determine whether to recommend to the board that the CD&A be included in the proxy statement or annual report, and (5) to produce a report on executive compensation for inclusion in our annual proxy statement or annual report on Form 10-K, in accordance with SEC rules. The committee may delegate certain authority to a subcommittee of its members. The charter of the committee is available on our website at www.pstr.com under the heading Corporate Governance.

Corporate Governance
     Board Leadership Structure
     In accordance with the merger agreement providing for the recombination, the functions performed by the chief executive officer and non-executive chairman of the board are currently performed by separate individuals. David C. Lawler, chief executive officer, is responsible for the development of the long-term strategies of the company for board consideration and approval; for the implementation of such strategies; and for all aspects of managing our operations and profitability. Gary M. Pittman, non-executive chairman, focuses his attention on board and committee matters, including setting the board’s agenda with Mr. Lawler, and is the principal liaison between the independent directors and Mr. Lawler.
     Code of Business Conduct and Ethics
     We have adopted a Code of Business Conduct and Ethics, which addresses conflicts of interests, that is applicable to our directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code describes the types of transactions that may be subject to the review, approval or ratification of the Audit Committee or our chief compliance officer. Any waiver of any provision of the Code for a member of our board of directors, an executive officer, or a senior financial or accounting officer must be approved by the board, and any such waiver will be promptly disclosed as required by law or NASDAQ rule.
     A copy of our Code of Business Conduct and Ethics is available on our website at www.pstr.com under the heading Corporate Governance. We intend to post any amendment to or waiver from the Code that applies to executive officers or directors on our website
     Accounting and Auditing Concerns
     The Audit Committee has established procedures to receive, retain and treat complaints regarding accounting, internal accounting controls or auditing matters and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. We also have a confidential hotline by which employees can communicate concerns or complaints regarding these matters.
     Stockholder Communication with the Board of Directors
     Stockholders may communicate with the board of directors by submitting their communications in writing, addressed to the board as a whole or, at the election of the stockholder, to one or more specific directors, in care of the Secretary, PostRock Energy Corporation, 210 Park Avenue, Suite 2750, Oklahoma City, Oklahoma 73102.
     Board’s Role in Risk Oversight
     The board of directors is responsible for determining the ultimate direction of our business, determining the principles of our business strategy and policies and promoting our long-term interests. Viewed from this perspective, the board of directors generally oversees risk management, and the chief executive officer and other members of executive management generally manage the material risks that we face. The board of directors focuses on the most significant risks facing our company and our general risk management strategy. In accordance with the charter of the Audit Committee, the Audit Committee periodically inquires of management and the independent auditors about significant risks or exposures facing our company, assesses the steps management has taken or proposes to take to minimize such risks, and reviews compliance with such steps. In addition to the risk oversight exercised by the full board of directors and the Audit Committee, the Compensation Committee reviews the risks, if any, that could arise from our compensation policies and practices.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and beneficial owners of more than ten percent of any class of equity securities to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC and, pursuant to rules promulgated under Section 16(a), such individuals are required to furnish us with copies of Section 16(a) reports they file. PostRock was not a public company in 2009, and its directors and executive officers were not subject to Section 16.

     With respect to QRCP and QELP, to our knowledge, based solely on a review of Forms 3, 4, 5 and amendments thereto furnished to us and written representations that no other reports were required, during and for 2009, all Section 16(a) filing requirements applicable to the directors, executive officers and greater than 10% beneficial owners of QRCP and QELP were complied with in a timely manner, except for the following:
•	Richard Marlin did not timely report his disposition of 4,764 shares of QRCP common stock to satisfy tax withholding obligations on vesting of restricted and bonus shares.

•	David Bolton, a former executive officer of QRCP and QEGP who resigned in August 2009, did not timely report his disposition of 4,767 shares of QRCP common stock to satisfy tax withholding obligations on vesting of restricted and bonus shares.
ITEM 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
     Overview
     Prior to the recombination, our business was operated by QRCP, QELP and QMLP. QRCP and the general partners of QELP and QMLP utilized many of the same executives, officers and employees to manage their respective businesses. The listing standards of Nasdaq did not require QELP or its general partner to have a compensation committee of the board of directors. QMLP, as a private limited partnership, also did not have a compensation committee of the board of directors of its general partner. Accordingly, prior to the recombination, the compensation committee of QRCP’s board of directors determined the amount of executive and employee compensation for QRCP, QELP and QMLP. The officers of the general partners of QELP and QMLP also participated in employee benefit plans and arrangements sponsored by QRCP.
     As a result of the recombination, QRCP, QELP and QMLP are subsidiaries of PostRock, and going forward only the compensation committee of the board of directors of PostRock will be involved in the determination of executive and employee compensation. The compensation of the named executive officers (defined below) presented in this Compensation Discussion and Analysis and the accompanying tables in the section entitled Executive Compensation and Other Information are for 2009, which was prior to the recombination, and reflects the total combined compensation for the named executive officers’ services to QRCP, QELP and QMLP.
     2010 PostRock Compensation Actions
     Our Compensation Committee was established upon the closing of the recombination on March 5, 2010. Since that date, the committee has recommended that the board approve, and the board has approved, the Management Incentive Program for 2010 (“MIP”), as further described below, but has not taken any other material actions with respect to the compensation of our executive officers. The base salaries paid to our executive officers and certain other employee benefit plans in which our executive officers participate, other than the MIP and the 2010 Long-Term Incentive Plan, are carried forward from the salaries and benefits paid and provided by QRCP, QELP and QMLP prior to the recombination. The Compensation Committee expects to review such salaries and benefits during 2010 and may make changes in connection with that review.
     Effective March 31, 2010, our board of directors, upon the recommendation of the Compensation Committee, adopted the MIP for the benefit of certain of our employees. The MIP designates a group of employees who may be eligible to receive cash awards under our 2010 Long-Term Incentive Plan and establishes performance goals related to such cash awards, as further described below. All of our current executive officers participate in the program. For 2010, the awards under the MIP will be paid solely in cash.
     The MIP is intended to recognize value creation by providing competitive incentives for meeting and exceeding annual financial and operating performance measurement targets. By providing market-competitive bonus awards, the Compensation Committee believes the MIP supports the compensation objective of attracting and retaining named executive officer talent critical to achieving superior performance and of tying annual incentives to the achievement of specific short-term performance goals during the year, which creates a direct connection between the executive’s pay and our financial performance.

     The amount of the bonus payable under the MIP to each participant varies based on the percentage of the performance goals achieved and the employee’s position with us. More senior ranking management personnel are entitled to bonuses that are potentially a higher percentage of their base salaries, reflecting the Compensation Committee’s philosophy that higher ranking employees should have a greater percentage of their overall compensation at risk.
     Each executive officer and key employee that participates in the MIP has a target bonus percentage expressed as a percentage of base salary based on his or her level of responsibility. The performance criteria for 2010 includes minimum performance thresholds required to earn any incentive compensation, as well as maximum payouts geared towards rewarding extraordinary performance. Accordingly, actual awards can range from 0% (if performance is below 60% of target) to 99% of base salary for our most senior executives (if performance is 150% of target or greater).
     For 2010, subject to negative adjustment as described below, the potential bonus amounts for Messrs. Lawler, Collins and Saunders and the other named executive officers are as follows:

	Average Achievement of Our Performance Goals
	60%	100%	150%
Messrs. Lawler, Collins and Saunders
Incentive awards percentage of base salary	22%	42%	99%

Other named executive officers
Incentive awards percentage of base salary	7%	35%	73.5%
     The 2010 performance goals under the MIP (with target weight) for executive officers consist of goals related to health, safety and environmental measures (10% in the aggregate), production (20%), lease operating expense (25%), refinancing strategic initiatives (20%) and acquisition activity (25%).
     After the end of the fiscal year, our chief financial officer will calculate the financial and operational performance measures and the proposed payout under the program based upon the achievement of the financial and operational performance measures. The proposed payout will be presented to our chief executive officer and, subject to our chief executive officer’s or the Compensation Committee’s discretionary ability to reduce the amount or totally eliminate the bonus award, approved by the Compensation Committee and, in certain cases, the board of directors. Neither the chief executive officer nor the board of directors will have any ability to increase the amount of a bonus award.
     During 2010, the Compensation Committee may make grants of equity awards under our 2010 Long-Term Incentive Plan, which provides for grants of non-qualified stock options, incentive stock options, restricted shares, restricted share units, bonus shares, deferred shares, stock appreciation rights, performance awards and cash awards. The objectives of the plan are to allow our eligible employees and non-employee directors to acquire or increase equity ownership of our company or to be compensated under the plan based on growth in our equity value and to strengthen their commitment to the success of our company, to stimulate their efforts on our behalf and to assist us in attracting new employees and non-employee directors and retaining existing employees and non-employee directors. The plan is also intended to optimize the profitability and growth of our company through incentives which are consistent with our goals, to provide incentives for excellence in individual performance, and to promote teamwork.
     QRCP’s Compensation Philosophy
     QRCP’s compensation philosophy was to manage named executive officer total compensation at the median level (50th percentile) relative to companies with which it competed for talent (which were primarily peer group companies). QRCP’s compensation committee compared compensation levels with a selected cross-industry group of other oil and natural gas exploration and production companies of similar size to establish a competitive compensation package. QRCP’s compensation program was designed to reward its executives for meeting or exceeding its short-term financial and operating goals and furthering its long-term strategy without subjecting the company to excessive or unnecessary risk.

     Role of the QRCP Compensation Committee
     The QRCP compensation committee was responsible for reviewing and approving all aspects of compensation for the “named executive officers” listed in the Summary Compensation Table. In meeting these responsibilities, the compensation committee’s policy was to ensure that named executive officer compensation was designed to achieve three primary objectives:
•	attract and retain well-qualified executives who would lead QRCP and achieve superior performance;

•	tie annual incentives to achievement of specific, measurable short-term corporate goals; and

•	align the interests of management with those of the stockholders to encourage achievement of increases in stockholder value.
     During 2009, at the direction of the QRCP compensation committee we subscribed to a service provided by Equilar, Inc. to create reports concerning compensation data (including base salary, bonus compensation and equity awards) to assist the committee in analyzing the compensation received by the named executive officers and directors in comparison to publicly-traded benchmarked companies as described below.
     The QRCP compensation committee separately considered the elements of (i) base salary, (ii) base salary plus target bonus, and (iii) long-term equity incentive value, comparing QRCP’s compensation for such elements to the median level (50th percentile) of its peer group for 2009. The compensation committee believed the metric of actual total cash compensation (base salary, as well as base salary plus bonus) was key to retaining well-qualified executives and to providing annual incentives and therefore gave it a heavier weighting than the peer group.
     Role of Management in 2009 Compensation Process
     Each year the compensation committee asked QRCP’s principal executive officer and principal financial officer to present a proposed compensation plan for the fiscal year beginning January 1 and ending December 31 (each, a “Plan Year”), along with supporting and competitive market data. For 2009, Equilar’s online service assisted management in providing this competitive market data. The compensation amounts presented to the compensation committee for the 2009 Plan Year were determined based upon Mr. Lawler’s negotiations with the named executive officers (taking into account the Equilar competitive data). The compensation committee then met with Mr. Lawler to review the proposal and establish the compensation plan.
     During 2009, QRCP hired Eddie M. LeBlanc, Tom Saunders and David Pinson, each of whom were named executive officers for 2009. The compensation packages for Messrs. LeBlanc, Saunders and Pinson were each negotiated between Mr. Lawler and Messrs. LeBlanc, Saunders and Pinson, respectively. The compensation committee then met with Mr. Lawler to review and approve the proposed compensation packages.
     Mr. Lawler was actively involved in the amendment of Mr. Collins’ employment agreement in August 2009 to increase his base salary in connection with Mr. Collins’ assumption of increasing levels of responsibility at each of the Quest entities. Mr. Lawler was also actively involved in the negotiation and preparation of Mr. LeBlanc’s employment agreement and the increase to his base salary in October 2009 described below.
     Performance Peer Groups for 2009
     The compensation committee utilized Equilar in 2009 to collect market data concerning total compensation for director and named executive officer positions at comparable peer group companies. The peer group used for the Equilar benchmarking service included: Arena Resources, Inc., Brigham Exploration Co., Bronco Drilling Company, Inc., Carrizo Oil & Gas, Inc., Edge Petroleum Corporation, GMX Resources Inc., Goodrich Petroleum Corporation, Gulfport Energy Corporation, Ram Energy Resources, Inc., Parallel Petroleum Corporation and Warren Resources Inc.
     Elements of 2009 Executive Compensation Program
     QRCP’s 2009 compensation program for named executive officers consisted of the following components:

     Base Salary: The base salary element of QRCP’s 2009 compensation program served as the foundation for other compensation components and was intended to attract and retain well-qualified executives. Base salaries for all named executive officers were established based on their scope of responsibilities, taking into account competitive market compensation paid by other companies in the peer group. The compensation committee considered the median salary range for each named executive officer’s counterpart, but made adjustments to reflect differences in job descriptions and scope of responsibilities for each named executive officer and to reflect the compensation committee’s philosophy that each named executive officer’s total compensation should be at the median level (50th percentile) relative to the peer group.
     In order to ensure that the compensation packages of Messrs. Collins and LeBlanc were sufficient to retain their services, during 2009 the QRCP compensation committee reviewed their compensation. As a result of the review, in August 2009, Mr. Collins’ salary was increased by $30,000 to $230,000 and in October 2009, Mr. LeBlanc’s salary was increased by $37,500 to $300,000, in order for each of them to be at the median level of compensation relative to the peer group.
     Management Annual Incentive Plans: In 2006, the QRCP compensation committee established the QRCP bonus plan and in 2008, the QMGP board, upon the recommendation of the QRCP compensation committee, established the QMGP bonus plan. For 2009, the QRCP bonus plan was intended to recognize value creation by providing competitive incentives for meeting and exceeding annual financial and operating performance measurement targets related to QELP’s exploration and production operations. The QMGP bonus plan was designed to reward value creation by providing competitive incentives for the achievement of annual financial performance goals related to QMLP’s midstream operations. By providing market-competitive bonus awards, the QRCP compensation committee believed the QRCP bonus plan and the QMGP bonus plan each supported the compensation objective of attracting and retaining named executive officer talent critical to achieving superior performance and of tying annual incentives to the achievement of specific short-term performance goals during the year, which created a direct connection between the executive’s pay and the financial performance of QELP and QMLP, respectively. Of the named executive officers, Messrs. Lawler, LeBlanc, Collins and Marlin participated in the QRCP bonus plan. Mr. Saunders was the only named executive officer who participated in the QMGP bonus plan.
     For 2009, the QRCP compensation committee established goals during the first quarter of the calendar year. The 2009 performance goals for the QRCP bonus plan and the QMGP bonus plan are described below. The amount of the bonus payable to each participant varied based on the percentage of the performance goals achieved and the employee’s position with QRCP or QMGP, as applicable. More senior ranking management personnel were entitled to bonuses that were potentially a higher percentage of their base salaries, reflecting the compensation committee’s philosophy that higher ranking employees should have a greater percentage of their overall compensation at risk.
     Each executive officer and key employee that participated in the QRCP bonus plan or QMGP bonus plan had a target bonus percentage expressed as a percentage of base salary based on his or her level of responsibility. The performance criteria for 2009 included minimum performance thresholds required to earn any incentive compensation, as well as maximum payouts geared towards rewarding extraordinary performance. Accordingly, actual awards could have ranged from 0% (if performance is below 60% of target) to 99% of base salary for our most senior executives (if performance is 150% of target).
     For 2009, subject to negative adjustment as described below, the potential bonus amounts for Messrs. Lawler, LeBlanc, Collins, Marlin, Pinson and Lopus were as follows:

	Average Achievement of QRCP Performance Goals
	60%	100%	150%
Messrs. Lawler, LeBlanc and Collins
Incentive awards percentage of base salary	22%	42%	99%

Messrs. Marlin, Pinson and Lopus
Incentive awards percentage of base salary	7%	35%	73.5%
     For 2009, subject to negative adjustment as described below, the potential bonus amount for Mr. Saunders was as follows:

	Average Achievement of QMGP Performance Goals
	60%	100%	150%
Incentive awards percentage of base salary	22%	42%	99%

     In February 2010, the QRCP compensation committee determined to what extent QELP, QMLP and the participants achieved the performance measurement goals for 2009. The compensation committee had no discretion to increase the amount of any named executive officer’s bonus as so determined, but could have reduced the amount of or totally eliminated such bonus, if it determined, in its absolute and sole discretion, that such reduction or elimination was appropriate in order to reflect the named executive officer’s performance or unanticipated factors.
     The QRCP compensation committee established the 2009 performance targets and percentages of goals achieved for each of the five corporate goals described below, in each case which relate to QELP’s and QMLP’s operations, respectively:
QRCP Bonus Plan (QELP Operations)

	Percentage of Goal Achieved
	50%	100%	150%
Performance Measure and % Weight
Cost reduction in savings — health, safety and environment (20% in the aggregate)
Number of OSHA recordable injuries (5%)	25	23	20
Number of vehicle incidents > $1,000 (5%)	15	13	12
Total reportable incident rate (5%)	7.3	6.7	6.0
Spill frequency (5%)	138	125	113
EBITDA (earnings before interest, taxes, depreciation and amortization) (20%)	$62,550,000	$69,500,000	$76,450,000
Lease operating expense (excluding gross production taxes and ad valorem taxes) (20%)	$32,450,000	$29,500,000	$26,550,000
General and administrative expense (20%)	$10,300,000	$9,400,000	$8,500,000
Production (20%)	19.4 Bcfe	21.5 Bcfe	23.7 Bcfe
QMGP Bonus Plan (QMLP Operations)

	Percentage of Goal Achieved
	50%	100%	150%
Performance Measure and % Weight
Cost reduction in savings — health, safety and environment (20% in the aggregate)
Number of OSHA recordable injuries (5%)	3	2	2
Number of vehicle incidents > $1,000 (5%)	2	0	0
Total reportable incident rate (5%)	1.9	1.7	1.6
Spill frequency (5%)	4	3	2
EBITDA (earnings before interest, taxes, depreciation and amortization) (20%)	$26,000,000	$28,900,000	$31,700,000
Pipeline operating expense (excluding gross production taxes and ad valorem taxes) (20%)	$29,100,000	$26,400,000	$23,800,000
General and administrative expense (20%)	$9,190,000	$8,360,000	$7,520,000
Throughput (20%)	23.7 Bdth	26.3 Bdth	28.9 Bdth
     Each of the five goals were equally weighted. The amount of the incentive bonus varied depending upon the average percentage of the goals achieved. For amounts between 50% and 100% and between 100% and 150%, linear interpolation was used to determine the “Percentage of Goal Achieved.” For amounts below 50%, the “Percentage of Goal Achieved” was determined using the same scale as between 50% and 100%. For amounts in excess of 150%, the “Percentage of Goal Achieved” was determined using the same scale as between 100% and 150%. For 2009, no incentive awards were payable under the QRCP bonus plan if the average percentage of the goals achieved was less than 60%. Additionally, no additional incentive awards payable if the average percentage of the goals achieved exceeded 150%. For 2009, the QRCP compensation committee determined that the average percentage of the goals achieved under the QRCP bonus plan was 129.1% and the average percentage of the goals achieved under the QMGP bonus plan was 120.3%.
     Additionally, with respect to the 2009 awards, if QRCP’s overall performance under the QRCP bonus plan equaled or exceeded 100%, Mr. Lawler would be granted a number of performance shares and restricted shares (valued based on the closing price of QRCP’s common stock at year end) under QRCP’s 2005 Omnibus Stock Award Plan, each having a value equal to 50% of the payment Mr. Lawler would have been paid under the QRCP bonus plan if QRCP’s overall performance under the QRCP bonus plan was 100%. If QRCP’s overall performance under the bonus plan for 2009 were less than 100%, no additional equity award would be payable to Mr. Lawler for 2009. Based on QRCP’s overall performance under the QRCP bonus plan for 2009, which exceeded 100%, Mr. Lawler was awarded 16,656 shares of PostRock common stock under PostRock’s 2010 Long-Term Incentive Plan, half of which were fully vested upon issuance and half of which are scheduled to vest on the first anniversary of the grant date.
     Discretionary Bonuses. In October 2008, the QRCP board of directors adopted a 2008 Supplemental Bonus Plan (the “Supplemental Bonus Plan”) for certain key employees, excluding Mr. Lawler. The Supplemental Bonus Plan provided additional incentive and bonus opportunities to supplement the bonus opportunities available to employees under the QRCP bonus plan for 2008. The determination as to whether a bonus payment was made under the Supplemental Bonus Plan and the amount of that payment was solely within the discretion of Mr. Lawler, who took into account both QRCP’s performance during 2008 and the respective employee’s individual performance during 2008. The maximum amount that an employee was eligible to receive under the Supplemental Bonus Plan was dependent upon the employee’s classification under the QRCP bonus plan less the actual amount such individual received under the QRCP bonus plan, if any, for 2008. The maximum aggregate amount of bonuses available under the Supplemental Bonus Plan was capped at $2 million. Employees were to receive their supplemental bonuses in quarterly payments in 2009. To the extent an employee’s payment under the QRCP bonus plan, if any, was greater than or less than originally anticipated at the time such employee’s supplemental bonus was established, any quarterly payments made after the payment under the QRCP bonus plan were to be appropriately adjusted. Mr. Lawler awarded discretionary bonuses in 2009 under the 2008 Supplemental Bonus Plan, which were related to 2008 performance, including an aggregate of $18,054 to Mr. Marlin, $44,000 to Mr. Collins and $6,563 to Mr. Lopus. The QRCP compensation committee terminated the Supplemental Bonus Plan in May 2009 and directed Mr. Lawler to present the compensation committee on a quarterly basis with discretionary bonuses to key employees and executive officers for approval.
     In addition, Mr. Lawler awarded quarterly discretionary bonuses in 2009 and 2010, which were related to 2009 performance, including an aggregate of $77,200 to Mr. Collins, $43,453 to Mr. Saunders, $54,190 to Mr. Marlin, $36,800 to Mr. LeBlanc and $39,656 to Mr. Lopus. All of the quarterly discretionary bonuses described above were approved by the QRCP compensation committee.
     In connection with the amendment to Mr. Lawler’s employment agreement in October 2008 and in lieu of participating in the Supplemental Bonus Plan, the QRCP compensation committee authorized the payment of a $232,000 bonus to Mr. Lawler in November 2008 and payment of an amount equal to $164,000 minus the amount, if any, Mr. Lawler was paid under the QRCP bonus plan in 2009 for his 2008 performance, which was paid at the same time as the awards under the QRCP bonus plan for 2008 performance were paid in March 2009.
     Omnibus Stock Award Plan. QRCP’s 2005 Omnibus Stock Award Plan provided for grants of non-qualified stock options, restricted shares, bonus shares, deferred shares, stock appreciation rights, performance units and performance shares. The objectives of the Omnibus Plan were to strengthen key employees’ and non-employee directors’ commitment to QRCP’s success, to stimulate key employees’ and non-employee directors’ efforts on its behalf and to help QRCP attract new employees with the education, skills and experience it needed and retain existing key employees. All of QRCP’s equity awards consisting of its common stock were issued under the Omnibus Plan.
     On December 7, 2009, QRCP, QELP and QMLP executed a consent, pursuant to the merger agreement providing for the recombination, to permit the issuance of equity compensation awards by each of them to certain of their mutual employees, including the named executive officers then employed. Each employee receiving an award received 45% of such award from QELP in QELP common units, 45% of such award from QMLP in QMLP common units and 10% of such award from QRCP in shares of QRCP common stock. The total amount of an employee’s award was determined based on the employee’s position with the Quest entities at the time of the award.
     In accordance with the December 7 consent, the board of directors of QRCP approved grants of stock bonus awards under the Omnibus Plan to certain key employees, including the named executive officers, to become vested and payable either in five separate tranches or four separate tranches based on whether an employee had 18 or more months of service with any Quest entity or less than 18 months of service with any Quest entity, respectively. The awards to the named executive officers vest as follows:

•	David Lawler: a total of 182,609 bonus shares, to vest 1/5 on each of December 23, 2009, September 23, 2010, September 23, 2011, September 23, 2012 and September 23, 2013;

•	Eddie LeBlanc: a total of 121,739 bonus shares, to vest 1/4 on each of September 23, 2010, September 23, 2011, September 23, 2012 and September 23, 2013;

•	Jack Collins: a total of 104,348 bonus shares, to vest 1/5 on each of December 23, 2009, September 23, 2010, September 23, 2011, September 23, 2012 and September 23, 2013;

•	Richard Marlin: a total of 69,565 bonus shares, to vest 1/5 on each of December 23, 2009, September 23, 2010, September 23, 2011, September 23, 2012 and September 23, 2013;

•	Tom Saunders: a total of 104,348 bonus shares, to vest 1/4 on each of September 23, 2010, September 23, 2011, September 23, 2012 and September 23, 2013; and

•	David Pinson: a total of 52,174 bonus shares, to vest 1/4 on each of September 23, 2010, September 23, 2011, September 23, 2012 and September 23, 2013.
     Under the merger agreement providing for the recombination, unvested awards with respect to QRCP common stock were assumed by PostRock and converted into awards for PostRock common stock on the basis of 0.0575 shares of PostRock common stock for each share of QRCP common stock subject to the award. The vesting schedule for the December 7 grant described above was not changed.
     Quest Energy Partners Long Term Incentive Plan. On November 14, 2007, QEGP adopted the Quest Energy Partners, L.P. Long-Term Incentive Plan for employees, consultants and directors of QEGP and any of its affiliates who perform services for QELP. The long-term incentive plan consisted of the following securities of QELP: options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards and unit awards. The purpose of awards under the long-term incentive plan was to provide additional incentive compensation to employees providing services to QELP, and to align the economic interests of such employees with the interests of QELP’s unitholders.
     In accordance with the December 7 consent described above, the conflicts committee of the board of directors of QEGP approved grants of phantom unit awards under the long-term incentive plan to certain key employees, including the named executive officers, to become vested and payable either in five separate tranches or four separate tranches based on whether an employee had 18 or more months of service with any Quest entity or less than 18 months of service with any Quest entity, respectively. The awards to the named executive officers vest as follows:
•	David Lawler: a total of 165,268 phantom units, to vest 1/5 on each of December 23, 2009, September 23, 2010, September 23, 2011, September 23, 2012 and September 23, 2013;

•	Eddie LeBlanc: a total of 110,178 phantom units, to vest 1/4 on each of September 23, 2010, September 23, 2011, September 23, 2012 and September 23, 2013;

•	Jack Collins: a total of 94,439 phantom units, to vest 1/5 on each of December 23, 2009, September 23, 2010, September 23, 2011, September 23, 2012 and September 23, 2013;

•	Richard Marlin: a total of 62,959 phantom units, to vest 1/5 on each of December 23, 2009, September 23, 2010, September 23, 2011, September 23, 2012 and September 23, 2013;

•	Tom Saunders: a total of 94,439 phantom units, to vest 1/4 on each of September 23, 2010, September 23, 2011, September 23, 2012 and September 23, 2013; and

•	David Pinson: a total of 47,219 phantom units, to vest 1/4 on each of September 23, 2010, September 23, 2011, September 23, 2012 and September 23, 2013.
     Under the merger agreement providing for the recombination, unvested awards with respect to QELP common units were assumed by PostRock and converted into awards for PostRock common stock on the basis of

0.2859 shares of PostRock common stock for each QELP common unit subject to the award. The vesting schedule for the December 7 grant described above was not changed.
     QMLP Restricted Units
     In accordance with the December 7 consent described above, the board of directors of QMGP approved grants of restricted unit awards to certain key employees, including the named executive officers, to become vested and payable either in five separate tranches or four separate tranches based on whether an employee had 18 or more months of service with any Quest entity or less than 18 months of service with any Quest entity, respectively. The awards to the named executive officers vest as follows:
•	David Lawler: a total of 117,158 restricted units, to vest 1/5 on each of December 23, 2009, September 23, 2010, September 23, 2011, September 23, 2012 and September 23, 2013;

•	Eddie LeBlanc: a total of 78,106 restricted units, to vest 1/4 on each of September 23, 2010, September 23, 2011, September 23, 2012 and September 23, 2013;

•	Jack Collins: a total of 66,948 restricted units, to vest 1/5 on each of December 23, 2009, September 23, 2010, September 23, 2011, September 23, 2012 and September 23, 2013;

•	Richard Marlin: a total of 44,632 restricted units, to vest 1/5 on each of December 23, 2009, September 23, 2010, September 23, 2011, September 23, 2012 and September 23, 2013;

•	Tom Saunders: a total of 66,948 restricted units, to vest 1/4 on each of September 23, 2010, September 23, 2011, September 23, 2012 and September 23, 2013; and

•	David Pinson: a total of 33,474 restricted units, to vest 1/4 on each of September 23, 2010, September 23, 2011, September 23, 2012 and September 23, 2013.
     Under the merger agreement providing for the recombination, unvested awards with respect to QMLP common units were assumed by PostRock and converted into awards for PostRock common stock on the basis of 0.4033 shares of PostRock common stock for each QMLP common unit subject to the award. The vesting schedule for the December 7 grant described above was not changed.
     The award agreements for the December 7 grants by QRCP, QEGP and QMGP each provide that any employee whose employment is terminated (either by a Quest entity or by the employee) before a tranche’s vesting date will forfeit such employee’s right to receive any nonvested securities.
     Benefits
     QRCP’s employees, including the named executive officers, who met minimum service requirements were entitled to receive medical, dental, life and disability insurance benefits for themselves and their dependents. The named executive officers also participated along with other employees in QRCP’s 401(k) plan and other standard benefits. The 401(k) plan provided for matching contributions by QRCP and permitted discretionary contributions by QRCP of up to 10% of a participant’s eligible compensation. Such benefits were provided equally to all employees, other than where benefits were provided pro rata based on the respective named executive officer’s salary (such as the level of disability insurance coverage). These benefits, including the 401(k) plan, have been carried forward with respect to employees of PostRock.
     Perquisites
     The QRCP compensation committee believed that QRCP’s executive compensation program described above was generally sufficient for attracting talented executives and that providing large perquisites was neither necessary nor in the stockholders’ best interests. Certain perquisites were provided to provide job satisfaction and enhance productivity. For example, QRCP provided an automobile for Messrs. Lawler, Marlin, Collins and LeBlanc. The named executive officers also were eligible to receive social club memberships and, along with other employees, gym memberships and employer-provided parking. Mr. LeBlanc received reimbursements of certain relocation and temporary living expenses in connection with his move to Oklahoma City, Oklahoma. QRCP’s perquisite policy has generally been carried forward with respect to employees of PostRock.

     Compensation Recovery Policies
     The QRCP and QEGP boards each maintained a policy that it would evaluate in appropriate circumstances whether to seek recovery of certain compensation awards paid to its executive officers and any profits realized from their sale of its securities if either QRCP or QELP were required to prepare an accounting restatement due to material noncompliance, as a result of misconduct, with any financial reporting requirement under the securities laws. These policies supplemented the SEC’s ability, under Section 304 of the Sarbanes-Oxley Act of 2002, to claw back appropriate portions of the chief executive officer’s and chief financial officer’s compensation under the same circumstances.
     Tax and Accounting Considerations
     Section 162(m) of the Internal Revenue Code denies a compensation deduction for federal income tax purposes for certain compensation in excess of $1 million paid to specified individuals. “Performance based” compensation meeting specified standards is deductible without regard to the $1 million cap. The QRCP compensation committee approved payment of compensation in 2009 in excess of what is deductible under Section 162(m). Our Compensation Committee reserves the right to structure future compensation of our executive officers without regard for whether such compensation is fully deductible if, in the Compensation Committee’s judgment, it is in the best interests of our company and our stockholders to do so. We have taken steps to qualify our annual incentives under the MIP for tax deductibility under Section 162(m).
Compensation Committee Report
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with management and, based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that such Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K/A.
William H. Damon III (Chair)
Gary M. Pittman
Gabriel Hammond
Executive Compensation and Other Information
     The summary compensation table below sets forth information concerning the annual and long-term compensation paid to or earned by David C. Lawler, who served as the principal executive officer for QRCP, QEGP and QMGP during 2009; Eddie M. LeBlanc and Jack T. Collins, who each served as the principal financial officer for QRCP, QEGP and QMGP during 2009; the three other most highly compensated executive officers who were serving as executive officers of QRCP, QEGP and QMGP as of December 31, 2009; and Thomas Lopus, a former executive vice president of QRCP and QEGP, who would have been one of the three most highly compensated executive officers but for the fact that he resigned in October 2009 (the “named executive officers”). The positions of the named executive officers listed in the table below are those positions held with PostRock as of April 15, 2010.
     The compensation of the named executive officers discussed below reflects total compensation for services to QRCP, QELP and QMLP. QELP and QMLP reimbursed all expenses incurred on their behalf, including the costs of employee compensation and benefits, as well as all other expenses necessary or appropriate to the conduct of their businesses, pursuant to QRCP’s allocation methodology and subject to the terms of certain omnibus agreements among QELP, QEGP and QRCP and among QMLP and QRCP, respectively, which agreements were terminated in connection with the consummation of the recombination.

Summary Compensation Table

						Non-Equity	All
				Stock	Option	Incentive Plan	Other
Name and Principal Position	Year	Salary	Bonus (1)	Awards (2)	Awards (3)	Compensation (4)	Compensation (5)	Total
David C. Lawler(6)	2009	$400,000	$76,000	$661,354	$—	$276,000	$40	$1,413,394
President and Chief	2008	344,616	413,017	—	122,000	—	50,205	929,838
Executive Officer	2007	180,692	27,783	926,100	—	81,089	96,040	1,311,704

Jack T. Collins(7)	2009	211,539	77,200	294,636	—	138,000	9,750	731,125
Chief Financial Officer	2008	152,500	52,042	—	41,000	—	49,994	295,536

Tom Saunders(8)	2009	106,904	73,453	294,636	—	29,809	6	504,808
Executive Vice President — New Business Development — Midstream

Richard Marlin	2009	257,920	54,190	196,424	—	134,118	9,917	652,569
Vice President—Engineering	2008	254,486	32,851	—	—	—	11,550	298,887
and Operations—Mid-Continent	2007	247,865	36,613	411,091	—	66,960	11,300	773,829

David Pinson(9)	2009	44,308	10,000	147,318	—	24,386	—	226,012
Vice President — Land

Eddie M. LeBlanc, III(10)	2009	260,481	76,177	343,743	135,000	176,267	36,755	1,028,423

Thomas Lopus(11)	2009	223,269	39,656	—	—	—	7,972	270,897
	2008	95,192	10,313	441,450	—	—	8	546,963

(1)	For 2007, includes a bonus payment to Mr. Lawler and Mr. Marlin of $1,200 and $1,500, respectively, and productivity gain sharing bonus payments earned and paid in 2007. For 2008, includes a discretionary bonus under QRCP’s 2008 Supplemental Bonus Plan to Messrs. Collins, Marlin and Lopus based on 2008 performance and paid in 2009. In lieu of participating in QRCP’s 2008 Supplemental Bonus Plan, the QRCP compensation committee authorized the payment of a $232,000 bonus to Mr. Lawler in November 2008 and payment of an amount equal to $164,000 minus the amount, if any, Mr. Lawler is paid under the QRCP Bonus Plan in 2009 for his 2008 performance, which was payable in March 2009. Amounts are exclusive of the portion constituting a tax gross-up. In addition, for 2008, includes productivity gain sharing bonus payments earned and paid in 2008 and other miscellaneous bonuses available to all employees totaling less than $1,500 per named executive officer. For 2009, includes (i) discretionary bonuses based on 2009 performance, which were paid in 2009, (ii) for Messrs. Saunders and Pinson, a sign-on bonus of $30,000 and $10,000, respectively, and (iii) for Mr. LeBlanc, a relocation bonus of $39,377.

(2)	The amounts in this column represent the grant date fair value of QRCP, QELP and QMLP equity awards granted in 2009, 2008 and 2007 and, for Mr. Lawler, of a Post Rock equity award granted in April 2010 based on 2009 performance, in each case in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 718. Under SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The grant date fair value of equity awards of PostRock, QRCP and QELP is calculated using the closing price of PostRock’s common stock, QRCP’s common stock and QELP’s common units, respectively, on the date of grant. The grant date fair value of equity awards of QMLP is calculated using the fair market value of QMLP’s common units on the date of grant, as determined by the QMGP board of directors. For the PostRock award to Mr. Lawler in 2010, the grant date fair value per share was $8.75. For QRCP stock awards, grant date fair values per share were $8.71, $7.50 and $0.38 for the 2007, 2008 and 2009 grants, respectively. For QELP unit awards, grant date fair value per unit was $1.35 for the 2009 grants. For QMLP unit awards, grant date fair value per unit was $1.90 for the 2009 grant. For additional information, see Notes 6 and 10 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2009. For additional information related to the 2010 award to Mr. Lawler, see “Compensation Discussion and Analysis — Elements of 2009 Executive Compensation Program — Management Incentive Plans.” These amounts do not correspond to the actual value that will be recognized by the executive.

(3)	The amounts in this column represent the grant date fair value of QRCP stock options granted in 2009 and 2008, in accordance with ASC Topic 718. Under SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information, see Note 10 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2009. These amounts do not correspond to the actual value that may be recognized by the executive.

(4)	Represents the QRCP or QMGP Management Incentive Plan awards earned for 2007, 2008 and 2009, respectively.

(5)	Includes for 2009 matching contribution under the 401(k) savings plan, life insurance premiums and perquisites and personal benefits if $10,000 or more for the year. Perquisites and personal benefits for Mr. LeBlanc for 2009 consist of expenses related to relocation ($20,624), temporary housing ($14,535), parking and gym membership. Salary shown above has not been reduced by pre-tax contributions to the company-sponsored 401(k) savings plan. For 2009, QRCP made matching contributions to Messrs. Collins, Marlin and Lopus. Messrs. Lawler, LeBlanc, Saunders and Pinson did not participate in the 401(k) savings plan in 2009.

(6)	Mr. Lawler’s employment with the Quest entities commenced in May 2007.

(7)	Mr. Collins’ employment with the Quest entities commenced in December 2007.

(8)	Mr. Saunders’ employment with the Quest entities commenced in July 2009.

(9)	Mr. Pinson’s employment with the Quest entities commenced in October 2009.

(10)	Mr. LeBlanc resigned as our chief financial officer effective March 26, 2010. His employment with the Quest entities commenced in January 2009.

(11)	Mr. Lopus’s employment with the Quest entities commenced in July 2008, and he resigned effective November 30, 2009.
     Grants of Plan-Based Awards in 2009
     This table discloses the actual number of stock options and stock and unit awards granted during 2009 by QRCP, QELP and QMLP, the grant date fair value of these awards and the estimated payouts under non-equity incentive plan awards for 2009.
Grants of Plan-Based Awards in 2009

						All other		All other
						stock		option		Exercise
						awards:		awards:		or base	Grant date
			Estimated future payouts under			Number of		Number of		price of	fair value
			non-equity incentive plan awards			shares of		securities		option	of stock
			Threshold	Target	Maximum	stock or		underlying		awards	and option
Name	Grant Date		($)	($)	($)	units (#)		options (#)		($/Sh)	awards(1)
David C. Lawler		(2)	$88,000	$168,000	$396,000
	12/07/09	(3)				182,609	QRCP				$69,391
	12/07/09	(4)				165,268	QELP				223,111
	12/07/09	(5)				117,158	QMLP				223,111

Jack T. Collins		(2)	50,600	96,600	227,700
	12/07/09	(3)				104,348	QRCP				39,652
	12/07/09	(4)				94,439	QELP				127,492
	12/07/09	(5)				66,948	QMLP				127,492

Tom Saunders		(2)	23,375	44,625	105,188
	12/07/09	(3)				104,348	QRCP				39,652
	12/07/09	(4)				94,439	QELP				127,492
	12/07/09	(5)				66,948	QMLP				127,492

Richard Marlin		(2)	18,054	69,638	189,571
	12/07/09	(3)				69,565	QRCP				26,435
	12/07/09	(4)				62,959	QELP				84,995
	12/07/09	(5)				44,632	QMLP				84,995

David Pinson		(2)	2,800	10,800	29,400
	12/07/09	(3)				52,174	QRCP				19,826
	12/07/09	(4)				47,219	QELP				63,746
	12/07/09	(5)				33,474	QMLP				63,746

Eddie M. LeBlanc, III		(2)	66,000	126,000	297,000
	01/12/09							300,000	QRCP	$0.62	135,000
	12/07/09	(3)				121,739	QRCP				46,261
	12/07/09	(4)				110,178	QELP				148,741
	12/07/09	(5)				78,106	QMLP				148,741

Thomas Lopus		(2)	14,413	72,064	151,335

(1)	The amounts in this column represent the grant date fair value of QRCP, QELP and QMLP equity awards granted in 2009 in accordance with ASC Topic 718. For additional information, see footnotes (1) and (2) to the Summary Compensation Table above and Notes 6 and 10 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2009. These amounts do not correspond to the actual value that will be recognized by the executive.

(2)	Represents an award under the QRCP or QMGP Management Incentive Plan for 2009. In February 2010, the QRCP Compensation Committee determined the amount of the award payable for 2009 based upon 2009 performance. The amounts for Messrs. LeBlanc, Lopus and Pinson under the QRCP Bonus Plan and for Mr. Saunders under the QMGP Bonus Plan are based on their prorated service during 2009. These awards were determined by certain performance criteria established by the QRCP Compensation Committee during the first quarter of 2009. The QRCP Bonus Plan and the QMGP Bonus Plan were terminated in connection with the recombination. For additional information about the QRCP Bonus Plan and the QMGP Bonus Plan, see “Compensation Discussion and Analysis—Elements of 2009 Executive Compensation Program—Management Annual Incentive Plans.”

(3)	On December 7, 2009, certain key employees of QRCP were granted equity awards under the 2005 Omnibus Stock Award Plan. Under this grant, Mr. Lawler received 182,609 bonus shares, Mr. Collins received 104,348 bonus shares, Mr. Saunders received 104,348 bonus shares, Mr. Marlin received 69,565 bonus shares, Mr. Pinson received 52,174 bonus shares and Mr. LeBlanc received 121,739 bonus shares. For employees with less than 18 months of service with QRCP as of the date of the grant, the awards vest in increments of 25% over a period of four years beginning on September 23, 2010 and annually thereafter on September 23 of 2011, 2012 and 2013. For employees with greater than 18 months of service with QRCP as of the date of the grant, the awards vest in increments of 20%, with 20% vesting on December 23, 2009 and the balance of the award vesting over a period of four years beginning on September 23, 2010. Of the named executive officers, only Messrs. Lawler, Collins and Marlin had greater than 18 months of service and had awards that vested on December 23, 2009. Vested awards were converted into shares of PostRock common stock upon effectiveness of the recombination, and unvested awards were converted in the recombination into a PostRock restricted share award.

(4)	On December 7, 2009, certain key employees of QELP were granted equity awards under the Quest Energy Partners, L.P. Long-Term Incentive Plan. Under this grant, Mr. Lawler received 165,268 phantom units, Mr. Collins received 94,439 phantom units, Mr. Saunders received 94,439 phantom units, Mr. Marlin received 62,959 phantom units, Mr. Pinson received 47,219 phantom units and Mr. LeBlanc received 110,178 phantom units. For employees with less than 18 months of service with QELP as of the date of the grant, the awards vest in increments of 25% over a period of four years beginning on September 23, 2010 and annually thereafter on September 23 of 2011, 2012 and 2013. For employees with greater than 18 months of service with QELP as of the date of the grant, the awards vest in increments of 20%, with 20% vesting on December 23, 2009 and the balance of the award vesting over a period of four years beginning on September 23, 2010. Of the named executive officers, only Messrs. Lawler, Collins and Marlin had greater than 18 months of service and had awards that vested on December 23, 2009. Vested awards were converted into shares of PostRock common stock upon effectiveness of the recombination, and unvested awards were converted in the recombination into a PostRock restricted share award.

(5)	On December 7, 2009, certain key employees of QMLP were granted equity awards under individual award agreements. Under this grant, Mr. Lawler received 117,158 restricted units, Mr. Collins received 66,948 restricted units, Mr. Saunders received 66,948 restricted units, Mr. Marlin received 44,632 restricted units, Mr. Pinson received 33,474 restricted units and Mr. LeBlanc received 78,106 restricted units. For employees with less than 18 months of service with QMLP as of the date of the grant, the awards vest in increments of 25% over a period of four years beginning on September 23, 2010 and annually thereafter on September 23 of 2011, 2012 and 2013. For employees with greater than 18 months of service with QMLP as of the date of the grant, the awards vest in increments of 20%, with 20% vesting on December 23, 2009 and the balance of the award vesting over a period of four years beginning on September 23, 2010. Of the named executive officers, only Messrs. Lawler, Collins and Marlin had greater than 18 months of service and had awards that vested on December 23, 2009. Vested awards were converted into shares of PostRock common stock upon effectiveness of the recombination, and unvested awards were converted in the recombination into a PostRock restricted share award.
     Equity Awards Outstanding at Fiscal Year-End 2009
     The following table shows unvested equity awards and stock options outstanding for the named executive officers as of December 31, 2009. Market value is based on the closing market price of QRCP’s common stock and QELP’s common units on December 31, 2009 ($0.58 a share and $2.43 a unit, respectively) and the fair market value of QMLP’s common units (as determined by the QMGP board of directors) on December 31, 2009 ($3.287 a unit). Each unvested QRCP restricted stock award and bonus share award, QELP restricted unit award and QMLP restricted unit award granted prior to the date of the merger agreement and outstanding as of the effective time of the recombination were vested immediately prior to the consummation of the recombination. Each such unvested award issued after the date of the merger agreement, consisting of the December 7, 2009 grant, was assumed by PostRock and converted in the recombination into a PostRock restricted stock award based on the QRCP exchange ratio (0.0575 shares of PostRock common stock for each share of QRCP common stock), the QELP exchange ratio (0.2859 shares of PostRock common stock for each common unit of QELP) and the QMLP exchange ratio (0.4033 shares of PostRock common stock for each common unit of QMLP), as applicable, but did not vest upon the consummation of the recombination.

	Option Awards (1)				Stock Awards
	Number of	Number of
	Securities	Securities			Number of		Market value
	Underlying	Underlying			shares or		of shares or
	Unexercised	Unexercised	Option	Option	units that		units that
	Options	Options (#)	Exercise	Expiration	have not		have not
	(#) Exercisable	Unexercisable	Price ($)	Date	vested		vested
David C. Lawler	200,000	—	$0.71	10/20/18	30,000	(2)	$17,400	QRCP
					146,087	(3)	$84,730	QRCP
					132,214	(3)	$321,280	QELP
					93,724	(3)	$308,071	QMLP
Jack T. Collins	100,000	—	$0.48	10/23/18	20,000	(4)	$11,600	QRCP
					83,478	(3)	$48,417	QRCP
					75,551	(3)	$183,589	QELP
					53,556	(3)	$176,039	QMLP
Tom Saunders					104,348	(3)	$60,522	QRCP
					94,439	(3)	$229,487	QELP
					66,948	(3)	$220,058	QMLP
Richard Marlin	—	—	—	—	15,688	(5)	$9,099	QRCP
					55,652	(3)	$32,278	QRCP
					50,367	(3)	$122,392	QELP
					35,704	(3)	$117,359	QMLP
Dave Pinson	—	—	—	—	52,174	(3)	$30,261	QRCP
					47,219	(3)	$114,742	QELP
					33,474	(3)	$110,029	QMLP
Eddie M. LeBlanc, III	100,000	200,000 (6)	$0.62	01/12/19	121,739	(7)	$70,609	QRCP
					110,178	(7)	$267,733	QELP
					78,106	(7)	$256,734	QMLP
Thomas Lopus	—	—	—	—	—		$—	—

(1)	All option awards reflected are for the purchase of QRCP common stock. Each such option was assumed by PostRock and converted in the recombination into an option to purchase the number of whole shares of PostRock common stock equal to the product (rounded down to the nearest whole share) of (a) the number of shares of QRCP common stock subject to such option immediately prior to the consummation of the recombination and (b) the QRCP exchange ratio, at an exercise price per share equal to the quotient (rounded up to the nearest whole cent) obtained from dividing (c) the exercise price for each such share of QRCP common stock subject to such option by (d) the QRCP exchange ratio, and otherwise on the same terms and conditions as applied to each such option immediately prior to such consummation.

(2)	Restricted shares of QRCP common stock that were to vest on May 1, 2010, the vesting of which was accelerated as a result of the recombination.

(3)	Each award of bonus shares of QRCP common stock, QELP phantom units or QMLP restricted units, respectively, vests as to one quarter on each of September 23, 2010, 2011, 2012 and 2013.

(4)	Restricted shares of QRCP stock that were to vest on December 3, 2010, the vesting of which was accelerated as a result of the recombination.

(5)	Restricted shares of QRCP stock that were to vest on March 16, 2010, the vesting of which was accelerated as a result of recombination.

(6)	Includes 100,000 options that were to vest on each of January 9, 2010 and 2011. Due to Mr. LeBlanc’s resignation on March 26, 2010, his right to exercise vested options will expire 90 days after his resignation, or on June 24, 2010, and the unvested portion of his option grant was forfeited.

(7)	The unvested portion of these awards was forfeited in connection with Mr. LeBlanc’s resignation from PostRock in March 2010.

     Stock Vested in 2009
     The following table sets forth certain information regarding stock awards vested during 2009 for the named executive officers. There were no option exercises by the named executive officers during 2009.

	Stock Awards
	Number of shares or
	units acquired	Value realized on
Name	on vesting (#)	vesting ($)
David C. Lawler	66,522	34,878	QRCP
	33,054	77,016	QELP
	23,434	77,028	QMLP
Jack T. Collins	40,870	19,731	QRCP
	18,888	44,009	QELP
	13,392	44,020	QMLP
Tom Saunders	—		—
Richard Marlin	29,601	12,252	QRCP
	12,592	29,339	QELP
	8,928	29,346	QMLP
David Pinson	—		—
Eddie M. LeBlanc, III	—		—
Thomas Lopus	15,000	4,500	QRCP
     For purposes of the above table, the amount realized upon vesting is determined by multiplying the number of shares of QRCP common stock or QELP common units by the market value of the shares or units on the date the shares vested. The amount realized upon vesting of QMLP awards is calculated using the fair market value of QMLP’s common units on the date of vesting, as determined by the QMGP board of directors.
Director Compensation
     Standard PostRock Non-employee Director Compensation
     Effective March 31, 2010, the PostRock Board of Directors approved the compensation of non-employee directors, based on the recommendation of the Compensation Committee. The annual cash retainer for non-employee directors totals $55,000, with the chairman of the board receiving an additional $30,000 per year in cash. The chair of the Audit Committee will receive an additional $15,000 per year, the chair of the Compensation Committee will receive an additional $10,000 per year and the chair of the Nominating and Corporate Governance Committee will receive an additional $5,000 per year. PostRock pays a fee of $5,000 for each board meeting attended in person and $500 for each telephonic board meeting attended. In addition, PostRock pays a fee of $1,000 for each committee meeting attended, whether in person or telephonic. Directors who are employees receive no additional compensation for serving on the board of directors or its committees. PostRock expects to make an equity award under its 2010 Long-Term Incentive Plan to its non-employee directors during 2010 with a value of approximately $50,000.
     2009 Director Compensation Table
     The following table discloses the cash, equity awards and other compensation earned, paid or awarded, as the case may be, to each of our current non-employee directors who served as a director of QRCP, QEGP and QMGP during the fiscal year ended December 31, 2009.

	Fees earned or	Stock Awards
Name	paid in cash ($)	($)	Total ($)
QRCP Directors Jon Rateau	$167,083	—	$167,083
William H. Damon	$150,335	—	$150,335
QEGP Directors Gary M. Pittman	$148,354	—	$148,354
Mark Stansberry	$123,083	—	$123,083
J. Philip McCormick	$127,604	—	$127,604
QMGP Directors Gabriel Hammond	—	—	—
Duke R. Ligon	$89,500	—	$89,500
Daniel Spears	—	—	—
          The aggregate number of unvested restricted stock or unit awards and the aggregate number of option awards outstanding at December 31, 2009 were as follows:

	QRCP Stock	QELP Phantom	QMLP Restricted
Name	Awards	Unit Awards	Unit Awards	QRCP Options
QRCP Directors Jon Rateau	—	—	—	30,000
William Damon	10,000	—	—	10,000
QEGP Directors Gary M. Pittman	—	7,500	—	—
Mark Stansberry	—	7,500	—	—
J. Philip McCormick	—	—	—	—
QMGP Directors Daniel Spears	—	—	—	—
Duke R. Ligon	—	—	2,500	—
Gabriel Hammond	—	—	—	—
     In March 2009, the board of directors of QRCP and QEGP each approved a change to the structure of the non-employee directors’ fees, based on the recommendation of the QRCP compensation committee. Under the new fee structure, the annual retainer for non-employee directors was increased from $50,000 to $125,000 effective as of January 1, 2009. The chairman of each board received an additional $30,000 per year, the chair of the audit committee received an additional $10,000 per year and the chairs of the other committees received $5,000 per year. The board of directors of QMGP approved a cash compensation plan for non-employee directors effective January 1, 2008, based on the recommendation of the QRCP compensation committee. In addition, the QMGP board approved an annual fee for the chairman of the QMGP board effective August 23, 2008. Under the QMGP fee structure, each non-employee director was paid an annual fee of $32,000. The chairman of the QMGP board received an additional $30,000 per year, the chair of the audit committee received an additional $7,500 per year and the chairs of any other committee of the QMGP board received an additional $2,500 per year. In addition, Mr. Ligon also received $25,000 for his efforts in connection with the QMGP conflicts committee’s evaluation and negotiation of the merger agreement providing for the recombination. No equity awards were granted to the non-employee directors during 2009.
     Employment Contracts
     Messrs. Lawler, LeBlanc, Collins, Marlin and Lopus each had an employment agreement with QRCP. In connection with the closing of the recombination, each of the employment agreements (other than the employment agreement with Mr. Lopus, who resigned in October 2009) was assigned to, and assumed by, PostRock. Except as described below, the employment agreements for each of the named executive officers are substantially similar. Mr. LeBlanc resigned as our Chief Financial Officer effective March 26, 2010. For additional information, please see “Executive Officer Separations” below.

     Each of these agreements had an initial term of three years. In October 2008, the initial term of the employment agreements for Messrs. Lawler and Collins was extended until August 2011. Upon expiration of the initial term, each agreement will automatically continue for successive one-year terms, unless earlier terminated in accordance with the terms of the agreement. The positions and base salary under each of the employment agreements are as follows:

		Expiration of
Name	Position	Initial Term	Base Salary
David Lawler	Chief Executive Officer and President	August 2011	$400,000
Jack Collins	Chief Financial Officer	August 2011	$230,000
Richard Marlin	Vice President — Engineering and Operations Mid-Continent	March 2011	$248,000
     Each executive is eligible to participate in all of our incentive bonus plans that are established for our executive officers. If we terminate an executive’s employment without “cause” (as defined below) or if an executive terminates his employment agreement for Good Reason (as defined below), in each case after notice and cure periods:
•	the executive will receive his base salary for the remainder of the term,

•	we will pay the executive’s health insurance premium payments for the duration of the COBRA continuation period (18 months) or until he becomes eligible for health insurance with a different employer,

•	the executive will receive his pro rata portion of any annual bonus and other incentive compensation to which he would have been entitled; and

•	his unvested shares of restricted stock will vest (which vesting may be deferred for six months if necessary to comply with Section 409A of the Internal Revenue Code).
     Under each of the employment agreements, Good Reason means:
•	our failure to pay the executive’s salary or annual bonus in accordance with the terms of the agreement (unless the payment is not material and is being contested by us in good faith);

•	if we require the executive to be based anywhere other than Oklahoma City, Oklahoma;

•	a substantial or material reduction in the executive’s duties or responsibilities; or

•	the executive no longer has the title specified above (though in the case of Mr. Collins, Good Reason does not apply in the situation where he no longer holds the interim chief financial officer position as long as he continues to have a title, position and duties not materially less than those of executive vice president finance/corporate development).
     For purposes of the employment agreements, “cause” includes the following:
•	any act or omission by the executive that constitutes gross negligence or willful misconduct;

•	theft, dishonest acts or breach of fiduciary duty that materially enrich the executive or materially damage us or conviction of a felony,

•	any conflict of interest, except those consented to in writing by the PostRock board of directors;

•	any material failure by the executive to observe PostRock’s work rules, policies or procedures;

•	failure or refusal by the executive to perform his duties and responsibilities required under the employment agreements, or to carry out reasonable instruction, to PostRock’s satisfaction;

•	any conduct that is materially detrimental to our operations, financial condition or reputation; or

•	any material breach of the employment agreement by the executive.

     In general, base salary payments will be paid to the executive in equal installments on our regular payroll dates, with the installments commencing six months after the executive’s termination of employment (at which time the executive will receive a lump sum amount equal to the monthly payments that would have been paid during such six month period). However, the payments may be commenced immediately if an exemption under Section 409A of the Internal Revenue Code is available.
     If the executive’s employment is terminated without cause within two years after a change in control (as defined below), then the base salary payments will be paid in a lump sum six months after termination of employment.
     Under the employment agreements, a “change in control” is generally defined as:
•	the acquisition by any person or group of our common stock that, together with shares of common stock held by such person or group, constitutes more than 50% of the total voting power of our common stock;

•	any person or group acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or group) ownership of our common stock possessing 35% or more of the total voting power of our common stock;

•	a majority of members of our board of directors being replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of our board of directors prior to the date of the appointment or election; or

•	any person or group acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or group) assets from us that have a total gross fair market value equal to or more than 40% of the total gross fair market value of all of our assets immediately prior to the acquisition or acquisitions.
     The recombination constituted a change in control under the employment agreements of Messrs. Lawler, Collins and Marlin. Mr. LeBlanc’s employment agreement provided that the recombination would not be considered a change in control.
     The pro rata portion of any annual bonus or other compensation to which the executive would have been entitled for the year during which the termination occurred will generally be paid at the time bonuses are paid to all employees, but in no event later than March 15th of the calendar year following the calendar year the executive separates from service.
     If the executive is unable to render services as a result of physical or mental disability, we may terminate his employment, and he will receive a lump-sum payment equal to one year’s base salary and all compensation and benefits that were accrued and vested as of the date of termination. If necessary to comply with Section 409A of the Internal Revenue Code, the payment may be deferred for six months.
     Each of the employment agreements also provides for one-year restrictive covenants of non-solicitation in the event the executive terminates his own employment or is terminated by us for cause. Our obligation to make severance payments is conditioned upon the executive not competing with us during the term that severance payments are being made.
     The following summarizes potential maximum payments that an executive could receive upon a termination of employment without cause or for Good Reason as of December 31, 2009.

		Unvested Equity
Name	Base Salary(1)	Compensation(2)	Bonus(3)	Benefits(4)	Total
David C. Lawler	$657,534	$731,481	$276,000	$17,322	$1,682,337
Jack T. Collins	$378,082	$419,645	$138,000	$17,322	$953,049
Richard Marlin	$302,356	$281,128	$134,118	$12,264	$729,866
Eddie M. LeBlanc, III	$880,274	$595,076	$176,267	$12,264	$1,663,881

(1)	Assumes full amount of remaining base salary payable under the agreement as of December 31, 2009 is paid (with no renewal of the term of the agreement). Actual amounts may be less.

(2)	For purposes of this table, we have used the number of unvested stock and unit awards and stock options as of December 31, 2009. Market value is based on the closing market price of QRCP’s common stock and QELP’s common units on December 31, 2009 ($0.58 a share and $2.43 a unit, respectively) and the fair market value of QMLP’s common units (as determined by the QMGP board of directors) on December 31, 2009 ($3.287 a unit). Assumes all such equity awards remain unvested on the date of termination. No value was assigned to unvested stock options since the exercise price exceeded the stock price on December 31, 2009.

(3)	Represents target amounts payable under the QRCP Bonus Plan for 2009. Assumes a full year’s bonus (i.e., if employment were terminated on December 31 of the year). Actual payment would be pro-rated based on the number of days in the year during which the executive was employed.

(4)	Represents 18 months of insurance premiums at rates in effect as of December 31, 2009.
     Executive Officer Separations
     Effective November 30, 2009, Thomas Lopus resigned as QRCP’s Executive Vice President — Quest Eastern. He was paid his base salary through his last day of work, was not entitled to receive any additional compensation pursuant to his employment agreement and forfeited his rights in his unvested equity awards.
     Effective March 26, 2010, Eddie LeBlanc resigned as PostRock’s Chief Financial Officer. He was paid his base salary through his last day of work, was not entitled to receive any additional compensation pursuant to his employment agreement and forfeited his rights in his unvested equity awards.
Compensation Committee Interlocks and Insider Participation
     None of the persons who served on the QRCP compensation committee during the last completed fiscal year (i) was an officer or employee of any of the Quest entities during the last fiscal year or (ii) had any relationship requiring disclosure under Item 404 of Regulation S-K. Except for Mr. Garrison, who previously served as the treasurer of QRCP from 1998 to 2001, none of the persons who served on the QRCP compensation committee during the last completed fiscal year was formerly an officer of any of the Quest entities.
     None of our executive officers, during the last completed fiscal year, served as a (i) member of the compensation committee of another entity, one of whose executive officers served on the QRCP compensation committee; (ii) director of another entity, one of whose executive officers served on the QRCP compensation committee; or (iii) member of the compensation committee of another entity, one of whose executive officers served as a director of any of the Quest entities.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The amounts and percentage of shares and units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.
     The following table sets forth information as of March 31, 2010 concerning the shares of PostRock common stock beneficially owned by (i) each person known by us, solely by reason of our examination of Schedule 13D and 13G filings made with the SEC and by information voluntarily provided to PostRock by certain stockholders, to be the beneficial owner of 5% or more of PostRock’s outstanding common stock, (ii) each of our directors, (iii) each of the executive officers named in the summary compensation table under Item 11, “Executive Compensation — Executive Compensation and Other Information,” and (iv) all current directors and executive officers as a group. If a person or entity listed in the following table is the beneficial owner of less than one percent of the securities outstanding, this fact is indicated by an asterisk in the table.

Beneficial Ownership of PostRock Energy Corporation

	Number of Shares
Name and Address of Beneficial Owner	Beneficially Owned	Percentage of Class
SteelPath Capital Management LLC(1) 2100 McKinney Avenue 14th Floor Dallas, TX 75201	999,420	12.4%

Swank Capital, LLC(2) 3300 Oak Lawn Avenue, Suite 650 Dallas, TX 75219	741,653	9.2%

Tortoise Capital Resources Corporation(3) 11550 Ash Street Suite 300 Leawood, KS 66211	479,000	6.0%

Tortoise North American Energy Corporation(3) 11550 Ash Street Suite 300 Leawood, KS 66211	188,600	2.3%

Jack T. Collins(4)	16,577	*

William H. Damon III(5)	2,013	*

Gabriel A. Hammond(1)	999,420	12.4%

David C. Lawler(6)	26,030	*

Duke R. Ligon	3,117	*

Richard Marlin(7)	8,305	*

J. Philip McCormick	—	*

David Pinson(8)	—	*

Gary M. Pittman	4,289	*

Jon H. Rateau(9)	2,588	*

Daniel L. Spears(2)	241,121	3.0%

Tom A. Saunders(10)	—	*

Mark A. Stansberry	4,289	*

Eddie M. LeBlanc, III(11)	5,750	*

Thomas Lopus(12)	863	*

All current directors and executive officers as a group (17 persons)	1,307,761	16.2%

*	Less than 1%

(1)	Includes (i) 791,633 shares owned by Alerian Opportunity Partners IV, LP (“AOP IV”), (ii) 142,334 shares owned by Alerian Opportunity Partners IX, L.P. (“AOP IX”), (iii) 49,869 shares owned by Alerian Capital Partners LP (“Capital Partners”) and (iv) 15,584 shares owned by Alerian Focus Partners LP (“Focus Partners” and, together with AOP IV, AOP IX and Capital Partners, the “Alerian Funds”). SteelPath Capital Management LLC (“SCM”), serves as the investment manager of each of the Alerian Funds and may direct the vote and/or disposition of the shares held by the Alerian Funds. Mr. Gabriel Hammond controls each of the general partners of the Alerian Funds and SCM, and may direct the vote and/or disposition of the shares held by each of the Alerian Funds. Mr. Hammond disclaims beneficial ownership of the shares held by AOP IV, AOP IX, Capital Partners and Focus Partners, except to the extent of his pecuniary interest.

(2)	Cushing MLP Opportunity Fund I, LP holds 437,113 shares of common stock and may be deemed to have shared voting and dispositive powers over such shares. Each of Swank Advisors (as investment advisor to Cushing MLP Opportunity Fund I, LP and other holders of common stock), Swank Capital (as general partner of Swank Advisors), and Mr. Jerry V. Swank (as the principal of Swank Capital) may share the power to direct the voting or disposition of 741,653 shares of common stock (including the shares held by Cushing MLP Opportunity Fund I, LP and other holders of common stock for which Swank Advisors serves as investment advisor). Swank MLP Convergence Fund, LP directly owns 241,121 shares of PostRock common stock. Mr. Spears is the portfolio manager of Swank MLP Convergence Fund, LP and may be deemed to be the beneficial owner of the shares held by Swank MLP Convergence Fund, LP. Mr. Spears disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(3)	Tortoise Capital Advisors, L.L.C. (“TCA”) serves as the investment advisor to Tortoise Capital Resources Corporation (“TTO”), which owns 479,000 shares, and to Tortoise North American Energy Corporation (“TYN”), which owns 188,600 shares. Pursuant to an Investment Advisory Agreement entered into with each of TTO and TYN, TCA holds sole voting and dispositive power with respect to the shares held by the these companies; however, each of these companies has the right to acquire investment and voting power through termination of their Investment Advisory Agreement with TCA. The investment committee of TCA is responsible for the investment management of each of TTO’s and TYN’s portfolio. The investment committee is comprised of H. Kevin Birzer, Zachary A. Hamel, Kenneth P. Malvey, Terry C. Matlack and David J. Schulte. None of the securities listed above are owned of record by TCA, and TCA disclaims any beneficial interest in such securities.

(4)	Includes options to acquire 5,750 shares of our common stock that are immediately exercisable. In addition, Mr. Collins is entitled to receive 47,998 restricted shares upon satisfaction of certain vesting requirements. Mr. Collins does not have the ability to vote or dispose of these restricted shares.

(5)	Includes options to acquire 575 shares of our common stock that are immediately exercisable.

(6)	Includes options to acquire 11,500 shares of our common stock that are immediately exercisable. In addition, Mr. Lawler is entitled to receive 83,997 restricted shares upon satisfaction of certain vesting requirements. Mr. Lawler does not have the ability to vote or dispose of these restricted shares.

(7)	In addition, Mr. Marlin is entitled to receive 31,997 restricted shares upon satisfaction of certain vesting requirements. Mr. Marlin does not have the ability to vote or dispose of these restricted shares.

(8)	Mr. Pinson is entitled to receive 29,999 restricted shares upon satisfaction of certain vesting requirements. Mr. Pinson does not have the ability to vote or dispose of these restricted shares.

(9)	Includes options to acquire 1,725 shares of our common stock that are immediately exercisable.

(10)	Mr. Saunders is entitled to receive 60,000 restricted shares upon satisfaction of certain vesting requirements. Mr. Saunders does not have the ability to vote or dispose of these restricted shares.

(11)	Mr. LeBlanc resigned effective March 26, 2010. Consists solely of shares issuable to Mr. LeBlanc upon exercise of options that are exercisable within 60 days. The right to exercise such options will expire on June 24, 2010.

(12)	Mr. Lopus resigned effective November 30, 2009.
     Equity Compensation Plans
     Our 2010 Long-Term Incentive Plan became effective upon consummation of the recombination. The table below sets forth information concerning compensation plans under which our equity securities are authorized for issuance as of March 31, 2010.

Equity Compensation Plan Information

Number of
	securities to be		Number of
	issued upon	Weighted average	securities
	exercise of	exercise price of	remaining available
	outstanding	outstanding	for future issuance
	options, warrants	options, warrants	under equity
Plan category(1)	and rights	and rights	compensation plans
Equity compensation plans approved by security holders(2)	—	$—	850,000	(3)
Equity compensation plans not approved by security holders	—	$—	—

Total	—	$—	850,000

(1)	Excludes options to purchase 38,525 shares of our common stock, at a weighted average exercise price of $27.95, and 59,575 shares of our common stock to be issued upon the vesting of bonus shares, in each case granted under equity compensation plans of QRCP assumed in connection with the recombination. Also excludes (i) 268,192 shares of our common stock to be issued upon the vesting of phantom units granted under equity compensation plans of QELP assumed in connection with the recombination and (ii) 268,155 shares of our common stock to be issued upon the vesting of bonus units granted under equity compensation plans of QMLP assumed in connection with the recombination. Upon consummation of the recombination, all outstanding options to purchase QRCP common stock were converted into options to purchase our common stock, and outstanding QRCP bonus share awards, QELP phantom awards and QMLP bonus units were converted into awards to be paid or settled in our common stock. No additional awards may be granted under the QRCP, QELP or QMLP equity plans assumed by us in the recombination.

(2)	Consists of our 2010 Long-Term Incentive Plan.

(3)	As of March 31, 2010, 850,000 shares remained available for issuance under the 2010 Long-Term Incentive Plan with respect to awards and could be issued in the form of stock options, stock appreciation rights, stock awards and stock units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Related Transactions
     Agency Agreement. In February 2010, QMLP entered into an agency agreement with Omega Pipeline Company, LLC, a company in which Tortoise Capital Resources Corp., a beneficial holder of greater than 5% of our common stock, holds a 100% indirect interest through its ownership of 100% of Omega Pipeline Company’s parent company. Omega Pipeline Company engaged the services of QMLP to manage Omega’s energy supply for its facilities and to represent Omega in connection with certain purchasing and marketing activities along the MoGas Interstate Pipeline system for a flat fee of $10,000 per month plus any adjustments mutually agreed to for business development support. The agency agreement does not contain an initial term and may be terminated by either party upon 60 days prior written notice.
     Registration Rights Agreement. In connection with the closing of the recombination, we granted to certain former QMLP unitholders registration rights under a registration rights agreement executed on March 5, 2010. The registration rights agreement requires us to file a resale registration statement to register the shares of our common stock that were received by such QMLP unitholders in the recombination if, at any time on or after the date that is 90 days after the closing date of the recombination, any such QMLP unitholders make a written request to us for registration of their shares. Under the registration rights agreement, we are required to use our commercially reasonable efforts to cause such resale registration statement to become effective within 210 days after its initial filing.
     If we fail to file the registration statement when required or the registration statement does not become effective when required or becomes unusable for specified periods of time in excess of permitted suspension periods, then we will be required to pay liquidated damages to the holders of registrable securities. The amount of liquidated damages will equal 0.25% of the “liquidated damages multiplier” per 30-day period for the first 60 days, increasing by an additional 0.25% of the liquidated damages multiplier per 30-day period for each subsequent 60 days, up to a maximum of 1.0% of the liquidated damages multiplier per 30-day period. The liquidated damages multiplier is the dollar amount equal to the number of registrable securities held by the holders times the closing price on the closing date of the recombination. We will be required to pay liquidated damages in cash. If, however, the payment of cash will result in a breach of any of our credit facilities or other material debt, then we can pay liquidated damages in additionally issued shares of our common stock.
     If one or more holders who are party to the agreement elects to dispose of registrable securities under the resale registration statement in an underwritten offering and such holders reasonably anticipate gross proceeds from such underwritten offering would be at least $20 million, we will be required to take all such reasonable actions as are requested by the managing underwriters to expedite and facilitate the registration and disposition of the securities in the offering.
     In addition, if we propose to register securities under the Securities Act, then the holders who are party to the agreement will have “piggy-back” rights, subject to quantity limitations determined by underwriters if the offering involves an underwriting, to request that we register their registrable securities. There is no limit to the number of these “piggy-back” registrations in which these holders may request their shares be included.
     We generally will bear the registration expenses incurred in connection with registrations. We have agreed to indemnify the holders who are party to the agreement against certain liabilities, including liabilities under the Securities Act of 1933, in connection with any registration effected under the agreement.
Policy Regarding Transactions with Related Persons
     Pursuant to our Code of Business Conduct and Ethics, employees and directors are required to refrain from entering into any activity that is in conflict with, or would reasonably appear to be in conflict with, the interest of our company or which would prejudice their ability to exercise independent judgment in carrying out their duties and responsibilities or devote undivided loyalty to us. If there is any possibility that a particular activity, investment or association could create, or reasonably appear to create, such a conflict of interest, or otherwise interfere with an employee’s or director’s independent judgment, that person is required to consult with our chief compliance officer or the Audit Committee to assess whether such a conflict of interest or interference with independent judgment is created thereby. The charter of the Audit Committee provides that the Committee will review all transactions with related persons (as defined by Item 404 of SEC Regulation S-K) for potential conflicts of interest and that all such transactions are required to be approved by the Committee.
Director Independence
     The board of directors has determined that each of the members of the board, other than Mr. Lawler, is an independent director within the meaning of applicable Nasdaq listing standards. Mr. Lawler is our chief executive officer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Audit and Non-Audit Fees
     On August 1, 2008, Murrell, Hall, McIntosh & Co. PLLP resigned as QRCP’s independent registered public accounting firm as a result of its operations having been acquired by Eide Bailly LLP. QRCP engaged Eide Bailly LLP on that date as its independent registered public accounting firm. On September 25, 2008, Eide Bailly LLP notified QRCP that it was resigning as its independent registered accounting firm effective upon the earlier of the date of the filing of QRCP’s Form 10-Q for the period ended September 30, 2008, or November 10, 2008. On October 23, 2008, QRCP’s Board of Directors approved the recommendation of the Audit Committee to appoint UHY LLP as its independent registered public accounting firm. UHY LLP leases all its personnel, who work under the control of UHY LLP partners, from wholly-owned subsidiaries of UHY Advisors, Inc. in an alternative practice structure.

     The following table lists fees billed by QRCP’s independent registered public accounting firm for services rendered during the years ended December 31, 2008 and 2009.

Fee Category	2009	2008
Audit Fees (1)	$2,731,551	$514,593
Audit-related Fees (2)	$—	$316,561
Tax Fees (3)	$—	$174,195
All Other Fees	$—	$—

Total	$2,731,551	$1,005,349

(1)	Audit Fees include fees billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of our consolidated financial statements for such period included in the Annual Report on Form 10-K and for the reviews of the consolidated quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the SEC. Included in these fees are costs related to the restatement and reaudit of the consolidated financial statements included in the annual report on Form 10-K. This category also includes fees for audits provided in connection with statutory filings or procedures related to the audit of income tax provisions and related reserves, consents, assistance with and review of documents filed with the SEC and comfort letters. During 2008, UHY LLP billed us $215,327 for audit fees. During 2009 Murrell, Hall, McIntosh & Co. PLLP and Eide Bailly LLP did not bill us for audit fees.

(2)	Audit-Related Fees include fees for services associated with assurance and reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to assistance in financial due diligence related to mergers and acquisitions, consultations regarding GAAP, reviews and evaluations of the impact of new regulatory pronouncements, general assistance with implementation of Sarbanes-Oxley Act of 2002 requirements and audit services not required by statute or regulation. This category also includes audits of pension and other employee benefit plans, as well as the review of information systems and general internal controls unrelated to the audit of the financial statements. During 2008 and 2009, UHY LLP did not bill us any amount for audit-related fees.

(3)	Tax fees consist of fees related to the preparation and review of our federal and state income tax returns and tax consulting services. During 2008 and 2009, UHY LLP did not bill us any amount for tax fees.
     The Audit Committee has concluded the provision of the non-audit services listed above as “Audit-Related Fees” and “Tax Fees” is compatible with maintaining the auditors’ independence and has approved all of the fees discussed above.
     All services to be performed by the independent public accountants must be pre-approved by the Audit Committee, which has chosen not to adopt any pre-approval policies for enumerated services and situations, but instead has retained the sole authority for such approvals.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
     (a)(1) and (2) Financial Statements. See “Index to Financial Statements” set forth on page F-1 of our Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 19, 2010.
     (a)(3) Index to Exhibits. Exhibits requiring attachment pursuant to Item 601 of Regulation S-K are listed in the Index to Exhibits to this Annual Report on Form 10-K/A that is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of April, 2010.

POSTROCK ENERGY CORPORATION
/s/ David C. Lawler
David C. Lawler
Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ David C. Lawler David C. Lawler	Chief Executive Officer and President and Director (Principal Executive Officer)	April 28, 2010

/s/ Jack T. Collins Jack T. Collins	Chief Financial Officer (Principal Financial Officer)	April 28, 2010

/s/ David J. Klvac David J. Klvac	Chief Accounting Officer (Principal Accounting Officer)	April 28, 2010

*	Chairman of the Board	April 28, 2010
Gary M. Pittman

*	Director	April 28, 2010
William H. Damon III

*	Director	April 28, 2010
Gabriel A. Hammond

*	Director	April 28, 2010
Duke R. Ligon

*	Director	April 28, 2010
J. Philip McCormick

*	Director	April 28, 2010
John H. Rateau

*	Director	April 28, 2010
Daniel L. Spears

*	Director	April 28, 2010
Mark A. Stansberry

*By:	/s/ David C. Lawler David C. Lawler	April 28, 2010
Attorney-in-fact

INDEX TO EXHIBITS

Exhibit
No.	Description
2.1*	Agreement and Plan of Merger, dated as of July 2, 2009, by and among PostRock Energy Corporation (“PostRock”), Quest Resource Corporation (“QRCP”), Quest Midstream Partners, L.P., Quest Energy Partners, L.P., Quest Midstream GP, LLC, Quest Energy GP, LLC, Quest Resource Acquisition Corp., Quest Energy Acquisition, LLC, Quest Midstream Holdings Corp. and Quest Midstream Acquisition, LLC (incorporated herein by reference to Exhibit 2.1 to QRCP’s Current Report on Form 8-K filed on July 7, 2009).

2.2*	First Amendment, dated as of October 2, 2009, to the Agreement and Plan of Merger, dated as of July 2, 2009 by and among PostRock, QRCP, Quest Midstream Partners, L.P., Quest Energy Partners, L.P., Quest Midstream GP, LLC, Quest Energy GP, LLC, Quest Resource Acquisition Corp., Quest Energy Acquisition, LLC, Quest Midstream Holdings Corp. and Quest Midstream Acquisition, LLC (incorporated herein by reference to Exhibit 2.1 to QRCP’s Current Report on Form 8-K filed on October 8, 2009).

3.1*	Restated Certificate of Incorporation of PostRock (incorporated herein by reference to Exhibit 3.1 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

3.2*	Bylaws of PostRock (incorporated herein by reference to Exhibit 3.2 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

4.1*	Specimen of certificate for shares of Common Stock of PostRock (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to PostRock’s Registration Statement on Form S-4 filed on December 17, 2009, Registration No. 333-162366 (the “Form S-4”).

10.1*	Registration Rights Agreement dated March 5, 2010, between PostRock Energy Corporation, Alerian Opportunity Partners IV, LP, Alerian Opportunity Partners IX, L.P., Alerian Focus Partners, LP, Alerian Capital Partners, LP, Swank MLP Convergence Fund, LP, Swank Investment Partners, LP, The Cushing MLP Opportunity Fund I, LP, The Cushing GP Strategies Fund, LP, Bel Air MLP Energy Infrastructure Fund, LP, Tortoise Capital Resources Corporation and Tortoise North American Energy Corporation (incorporated herein by reference to Exhibit 10.1 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

10.2*	Form of Quest Resource Corporation’s Indemnification Agreement for Directors (incorporated herein by reference to Exhibit 10.10 to QRCP’s Annual Report on Form 10-K filed on June 3, 2009).

10.3*	Form of Quest Resource Corporation’s Indemnification Agreement for Officers (incorporated herein by reference to Exhibit 10.11 to QRCP’s Annual Report on Form 10-K filed on June 3, 2009).

10.4*†	Employment Agreement dated April 10, 2007 between QRCP and David Lawler (incorporated herein by reference to Exhibit 10.1 to QRCP’s Current Report on Form 8-K filed on April 13, 2007).

10.5*†	First Amendment to Employment Agreement, dated October 20, 2008, between QRCP and David Lawler (incorporated herein by reference to Exhibit 10.2 to QRCP’s Current Report on Form 8-K filed on October 24, 2008).

10.6*†	Nonqualified Stock Option Agreement, dated October 20, 2008, between QRCP and David Lawler (incorporated herein by reference to Exhibit 10.4 to QRCP’s Current Report on Form 8-K filed on October 24, 2008).

10.7*†	Assignment and Amendment Agreement dated March 5, 2010, between PostRock Energy Corporation, Quest Resource Corporation and David C. Lawler (incorporated herein by reference to Exhibit 10.11 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

Exhibit
No.	Description
10.8*†	Employment Agreement dated December 3, 2007 between QRCP and Jack T. Collins (incorporated herein by reference to Exhibit 10.28 to QRCP’s Annual Report on Form 10-K filed on March 10, 2008).

10.9*†	First Amendment to Employment Agreement, dated October 23, 2008, between QRCP and Jack Collins (incorporated herein by reference to Exhibit 10.3 to QRCP’s Current Report on Form 8-K filed on October 24, 2008).

10.10*†	Second Amendment to Employment Agreement, dated August 28, 2009, between QRCP and Jack Collins (incorporated herein by reference to Exhibit 10.5 to QRCP’s Quarterly Report on Form 10-Q filed on November 5, 2009).

10.11*†	Assignment and Amendment Agreement dated March 5, 2010, between PostRock Energy Corporation, Quest Resource Corporation and Jack Collins (incorporated herein by reference to Exhibit 10.13 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

10.12*†	Nonqualified Stock Option Agreement, dated October 23, 2008, between QRCP and Jack Collins (incorporated herein by reference to Exhibit 10.5 to QRCP’s Current Report on Form 8-K filed on October 24, 2008).

10.13*†	Employment Agreement dated March 21, 2007 between QRCP and Richard Marlin (incorporated herein by reference to Exhibit 10.30 to QRCP’s Annual Report on Form 10-K filed on March 10, 2008).

10.14*†	First Amendment to Employment Agreement, dated December 29, 2008, between QRCP and Richard Marlin (incorporated herein by reference to Exhibit 10.32 to QRCP’s Annual Report on Form 10-K filed on June 3, 2009).

10.15*†	Assignment and Amendment Agreement dated March 5, 2010, between PostRock Energy Corporation, Quest Resource Corporation and Richard Marlin (incorporated herein by reference to Exhibit 10.14 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

10.16*†	Employment Agreement, dated December 7, 2009, between QRCP and Eddie LeBlanc (incorporated herein by reference to Exhibit 10.2 to QRCP’s Current Report on Form 8-K filed on December 11, 2009).

10.17*†	Assignment and Amendment Agreement dated March 5, 2010, between PostRock Energy Corporation, Quest Resource Corporation and Eddie M. LeBlanc, III (incorporated herein by reference to Exhibit 10.12 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

10.18*†	Nonqualified Stock Option Agreement, dated January 12, 2009, between QRCP and Eddie LeBlanc (incorporated herein by reference to Exhibit 10.1 to QRCP’s Current Report on Form 8-K filed on January 14, 2009).

10.19*	Office Lease dated May 31, 2007 between QRCP and Oklahoma Tower Realty Investors, L.L.C. (incorporated herein by reference to Exhibit 10.5 to QRCP’s Quarterly Report on Form 10-Q filed on August 9, 2007).

10.20*	Assignment and Assumptions of Leases, dated as of February 28, 2008, by and between Chesapeake Energy Corporation and QRCP (incorporated herein by reference to Exhibit 10.7 to QRCP’s Quarterly Report on Form 10-Q filed on May 12, 2008).

10.21*	Amended and Restated Credit Agreement, dated as of November 1, 2007, by and among Quest Midstream Partners, L.P., Bluestem Pipeline, LLC, Royal Bank of Canada, RBC Capital Markets and the Lenders party thereto (incorporated herein by reference to Exhibit 10.5 to QRCP’s Current Report on Form 8-K filed on November 2, 2007).

Exhibit
No.	Description
10.22*	First Amendment to the Amended and Restated Credit Agreement, dated as of November 1, 2007 among Quest Midstream Partners, L.P., Bluestem Pipeline, LLC, Royal Bank of Canada and certain guarantors (incorporated herein by reference to Exhibit 10.29 to QRCP’s Registration Statement on Form S-4 filed on February 7, 2008).

10.23*	Second Amendment to Amended and Restated Credit Agreement, dated as of October 28, 2008, but effective as of November 5, 2008, by and among Quest Midstream Partners, L.P., Bluestem Pipeline, LLC, Quest Kansas General Partner, L.L.C., Quest Kansas Pipeline, L.L.C., Quest Pipeline (KPC), Royal Bank of Canada and the Lenders party thereto (incorporated herein by reference to Exhibit 10.4 to QRCP’s Current Report on Form 8-K filed on November 7, 2008).

10.24*	Third Amendment to Amended and Restated Credit Agreement, dated as of December 17, 2009, by and among Quest Midstream Partners, L.P., Bluestem Pipeline, LLC, Quest Kansas General Partner, L.L.C., Quest Kansas Pipeline, L.L.C., Quest Pipeline (KPC), Royal Bank of Canada and the Lenders party thereto (incorporated by reference to Exhibit 10.17 to PostRock’s Registration Statement on Form S-4/A filed on December 17, 2009).

10.25*	Guaranty by Quest Kansas General Partner, L.L.C., Quest Kansas Pipeline, L.L.C., and Quest Pipeline (KPC) in favor of Royal Bank of Canada, dated as of November 1, 2007 (incorporated herein by reference to Exhibit 10.9 to QRCP’s Quarterly Report on Form 10-Q filed on November 9, 2007).

10.26*	Guaranty by Quest Transmission Company, LLC in favor of Royal Bank of Canada, dated as of February, 21, 2008 (incorporated herein by reference to Exhibit 10.41 to QRCP’s Annual Report on Form 10-K filed on June 3, 2009).

10.27*	Guaranty dated March 5, 2010, by PostRock Energy Corporation and PostRock Energy Services Corporation (formerly known as Quest Resource Corporation) for the benefit of Royal Bank of Canada. (incorporated herein by reference to Exhibit 10.10 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

10.28*	Pledge and Security Agreement by Quest Transmission Company, LLC in favor of Royal Bank of Canada, dated as of February 21, 2008 (incorporated herein by reference to Exhibit 10.42 to QRCP’s Annual Report on Form 10-K filed on June 3, 2009).

10.29*	Pledge and Security Agreement by Quest Kansas General Partner, L.L.C. in favor of Royal Bank of Canada, dated as of November 1, 2007 (incorporated herein by reference to Exhibit 10.10 to QRCP’s Quarterly Report on Form 10-Q filed on November 9, 2007).

10.30*	Pledge and Security Agreement by Quest Kansas Pipeline, L.L.C. in favor of Royal Bank of Canada, dated as of November 1, 2007 (incorporated herein by reference to Exhibit 10.11 to QRCP’s Report on Form 10-Q filed on November 9, 2007).

10.31*	Pledge and Security Agreement by Quest Pipelines (KPC) in favor of Royal Bank of Canada, dated as of November 1, 2007 (incorporated herein by reference to Exhibit 10.12 to QRCP’s Quarterly Report on Form 10-Q filed on November 9, 2007).

10.32*	Amended and Restated Pledge and Security Agreement by Bluestem Pipeline, LLC in favor of Royal Bank of Canada, dated as of November 1, 2007 (incorporated herein by reference to Exhibit 10.13 to QRCP’s Quarterly Report on Form 10-Q filed on November 9, 2007).

10.33*	Amended and Restated Pledge and Security Agreement by Quest Midstream Partners, L.P. in favor of Royal Bank of Canada, dated as of November 1, 2007 (incorporated herein by reference to Exhibit 10.14 to QRCP’s Quarterly Report on Form 10-Q filed on November 9, 2007).

Exhibit
No.	Description
10.34*	First Amendment to Amended and Restated Pledge and Security Agreement by Quest Midstream Partners, L.P. in favor of Royal Bank of Canada, dated as of February 21, 2008 (incorporated herein by reference to Exhibit 10.48 to QRCP’s Annual Report on Form 10-K filed on June 3, 2009).

10.35*	Pledge and Security Agreement dated March 5, 2010, by PostRock Energy Services Corporation (formerly known as Quest Resource Corporation) for the benefit of Royal Bank of Canada (incorporated herein by reference to Exhibit 10.9 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

10.36*	Amended and Restated Credit Agreement, dated as of November 15, 2007, by and among QRCP , as the Initial Co-Borrower, Quest Cherokee, LLC, as the Borrower, Quest Energy Partners, L.P., as a Guarantor, Royal Bank of Canada, as Administration Agent and Collateral Agent, KeyBank National Association, as Documentation Agent, and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.3 to QRCP’s Current Report on Form 8-K filed on November 21, 2007).

10.37*	First Amendment to Amended and Restated Credit Agreement, dated as of April 15, 2008, by and among Quest Cherokee, LLC, Royal Bank of Canada, KeyBank National Association, and the lenders Party Thereto (incorporated herein by reference to Exhibit 10.1 to QRCP’s Current Report on Form 8-K filed on April 23, 2008).

10.38*	Second Amendment to Amended and Restated Credit Agreement, dated as of October 28, 2008, but effective as of November 5, 2008, by and among Quest Cherokee, LLC, Quest Energy Partners, L.P., Quest Cherokee Oilfield Service, LLC, Royal Bank of Canada, KeyBank National Association and the Lenders party thereto (incorporated herein by reference to Exhibit 10.3 to QRCP’s Current Report on Form 8-K filed on November 7, 2008).

10.39*	Third Amendment to Amended and Restated Credit Agreement, dated as of May 29, 2009, by and among Quest Cherokee, LLC, Quest Energy Partners, L.P., Quest Cherokee Oilfield Service, LLC, Royal Bank of Canada, KeyBank National Association and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to QRCP’s Current Report on Form 8-K filed on June 23, 2009).

10.40*	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2009, among Quest Cherokee, LLC, Quest Energy Partners, L.P., Quest Cherokee Oilfield Service, LLC, Royal Bank of Canada, KeyBank National Association and the Required Lenders party thereto (incorporated herein by reference to Exhibit 10.5 to QRCP’s Current Report on Form 8-K filed on July 7, 2009).

10.41*	Fifth Amendment to Amended and Restated Credit Agreement, dated as of December 17, 2009, by and among Quest Cherokee, LLC, Quest Energy Partners, L.P., Quest Cherokee Oilfield Service, LLC, STP Newco, Inc., Royal Bank of Canada, KeyBank National Association and the Lenders party thereto (incorporated by reference to Exhibit 10.32 to PostRock’s Registration Statement on Form S-4/A filed on December 17, 2009).

10.42*	Second Amended and Restated Credit Agreement, dated as of September 11, 2009, by and among QRCP, as the Borrower, Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.1 to QRCP’s Current Report on Form 8-K filed on September 17, 2009).

10.43*	First Amendment to Second Amended and Restated Credit Agreement, dated as of November 30, 2009, by and among QRCP, as Borrower, Royal Bank of Canada, as Administrative Agent and Collateral Agent and as the Lender, and the Guarantors party thereto (incorporated herein by reference to Exhibit 10.1 to QRCP’s Current Report on Form 8-K filed on December 1, 2009).

10.44*	Second Amendment to Second Amended and Restated Credit Agreement, dated as of December 17, 2009, by and among QRCP, as Borrower, Royal Bank of Canada, as Administrative Agent and Collateral Agent and as the Lender, and the Guarantors party thereto (incorporated by reference to Exhibit 10.35 to PostRock’s Registration Statement on Form S-4/A filed on December 17, 2009).

Exhibit
No.	Description
10.45*	Loan Transfer Agreement, dated as of November 15, 2007, by and among QRCP, Quest Cherokee, LLC, Quest Oil & Gas, LLC, Quest Energy Service, Inc., Quest Cherokee Oilfield Service, LLC, Guggenheim Corporate Funding, LLC, Wells Fargo Foothill, Inc., and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.6 to QRCP’s Current Report on Form 8-K filed on November 21, 2007).

10.46*	Guaranty for Credit Agreement by Quest Oil & Gas, LLC and Quest Energy Service, LLC in favor of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.7 to QRCP’s Current Report on Form 8-K filed on November 21, 2007).

10.47*	Pledge and Security Agreement for Credit Agreement by Quest Energy Service, LLC for the benefit of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.8 to QRCP’s Current Report on Form 8-K filed on November 21, 2007).

10.48*	Pledge and Security Agreement for Credit Agreement by Quest Oil & Gas, LLC for the benefit of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.9 to QRCP’s Current Report on Form 8-K filed on November 21, 2007).

10.49*	First Amendment to Pledge and Security Agreement for Amended and Restated Credit Agreement by Quest Oil & Gas, LLC for the benefit of Royal Bank of Canada, dated May 29, 2009 (incorporated herein by reference to Exhibit 10.67 to QRCP’s Annual Report on Form 10-K filed on June 3, 2009).

10.50*	Pledge and Security Agreement for Credit Agreement by Quest Resource Corporation for the benefit of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.10 to QRCP’s Current Report on Form 8-K filed on November 21, 2007).

10.51*	First Amendment to Pledge and Security Agreement for Amended and Restated Credit Agreement by QRCP for the benefit of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.4 to QRCP’s Current Report on Form 8-K filed on July 16, 2008).

10.52*	Second Amendment to Pledge and Security Agreement dated March 5, 2010, by PostRock Energy Services Corporation (formerly known as Quest Resource Corporation) for the benefit of Royal Bank of Canada (incorporated herein by reference to Exhibit 10.2 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

10.53*	Release Agreement dated March 5, 2010, by Royal Bank of Canada in favor of Quest Resource Corporation (incorporated herein by reference to Exhibit 10.3 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

10.54*	Release Agreement dated March 5, 2010, by Royal Bank of Canada in favor of Quest Resource Corporation (incorporated herein by reference to Exhibit 10.4 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

10.55*	First Lien Senior Pledge and Security Agreement dated March 5, 2010, by PostRock Energy Services Corporation (formerly known as Quest Resource Corporation) for the benefit of Royal Bank of Canada (incorporated herein by reference to Exhibit 10.5 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

10.56*	Guaranty dated March 5, 2010, by PostRock Energy Corporation and PostRock Energy Services Corporation (formerly known as Quest Resource Corporation) for the benefit of Royal Bank of Canada (incorporated herein by reference to Exhibit 10.6 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

10.57*	Guaranty for Amended and Restated Credit Agreement by Quest Energy Partners, L.P. in favor of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.11 to QRCP’s Current Report on Form 8-K filed on November 21, 2007).

Exhibit
No.	Description
10.58*	Guaranty for Amended and Restated Credit Agreement by Quest Cherokee Oilfield Service, LLC in favor of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.12 to QRCP’s Current Report on Form 8-K filed on November 21, 2007).

10.59*	Guaranty for Amended and Restated Credit Agreement by STP Newco, Inc. in favor of Royal Bank of Canada, dated as of July 16, 2009, but effective as of May 29, 2009 (incorporated herein by reference to Exhibit 10.45 to PostRock’s Registration Statement on Form S-4/A filed on December 17, 2009).

10.60*	Pledge and Security Agreement for Amended and Restated Credit Agreement by Quest Energy Partners, L.P. for the benefit of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.13 to QRCP’s Current Report on Form 8-K filed on November 21, 2007).

10.61*	First Amendment to Pledge and Security Agreement for Amended and Restated Credit Agreement by Quest Energy Partners, L.P. for the benefit of Royal Bank of Canada, dated as of July 16, 2009, but effective as of May 29, 2009 (incorporated herein by reference to Exhibit 10.47 to PostRock’s Registration Statement on Form S-4/A filed on December 17, 2009).

10.62*	Pledge and Security Agreement for Amended and Restated Credit Agreement by Quest Cherokee Oilfield Service, LLC for the benefit of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.14 to QRCP’s Current Report on Form 8-K filed on November 21, 2007).

10.63*	Pledge and Security Agreement for Amended and Restated Credit Agreement by Quest Cherokee, LLC for the benefit of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.15 to Quest Resource Corporation’s Current Report on Form 8-K filed on November 21, 2007).

10.64*	Pledge and Security Agreement for Amended and Restated Credit Agreement by STP Newco, Inc. for the benefit of Royal Bank of Canada, dated as of July 16, 2009, but effective as of May 29, 2009. (incorporated herein by reference to Exhibit 10.50 to PostRock’s Registration Statement on Form S-4/A filed on December 17, 2009).

10.65*	Pledge and Security Agreement for Amended and Restated Credit Agreement by Quest Eastern Resource LLC for the benefit of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.2 to QRCP’s Current Report on Form 8-K filed on July 16, 2008).

10.66*	Pledge and Security Agreement for Amended and Restated Credit Agreement, dated as of July 11, 2008, by Quest Mergersub, Inc., for the benefit of Royal Bank of Canada (incorporated herein by reference to Exhibit 10.3 to QRCP’s Current Report on Form 8-K filed on July 16, 2008).

10.67*	Guaranty for Amended and Restated Credit Agreement by Quest Eastern Resource LLC in favor of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.5 to QRCP’s Current Report on Form 8-K filed on July 16, 2008).

10.68*	Guaranty for Amended and Restated Credit Agreement by Quest Mergersub, Inc. in favor of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.6 to QRCP’s Current Report on Form 8-K filed on July 16, 2008).

10.69*	Second Lien Senior Term Loan Agreement, dated as of July 11, 2008, by and among Quest Cherokee, LLC, Quest Energy Partners, L.P., Royal Bank of Canada, KeyBank National Association, Société Générale, the lenders party thereto and RBC Capital Markets (incorporated herein by reference to Exhibit 10.7 to QRCP’s Current Report on Form 8-K filed on July 16, 2008).

Exhibit
No.	Description
10.70*	First Amendment to Second Lien Senior Term Loan Agreement, dated as of October 28, 2008, but effective as of November 5, 2008, by and among Quest Cherokee, LLC, Quest Energy Partners, L.P., Quest Cherokee Oilfield Service, LLC, Royal Bank of Canada, Keybank National Association, Société Générale and the Lenders party thereto (incorporated herein by reference to Exhibit 10.2 to QRCP’s Current Report on Form 8-K filed on November 7, 2008).

10.71*	Second Amendment to Second Lien Senior Term Loan Agreement, dated as of June 30, 2009, among Quest Cherokee, LLC, Quest Energy Partners, L.P., Quest Cherokee Oilfield Service, LLC, Royal Bank of Canada, KeyBank National Association, Société Générale and the Required Lenders party thereto (incorporated herein by reference to Exhibit 10.6 to QRCP’s Current Report on Form 8-K filed on July 7, 2009).

10.72*	Third Amendment to Second Lien Senior Term Loan Agreement, dated as of September 30, 2009, among Quest Cherokee, LLC, Quest Energy Partners, L.P., Quest Cherokee Oilfield Service, LLC, Royal Bank of Canada, KeyBank National Association, Société Générale and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to QRCP’s Current Report on Form 8-K filed on October 1, 2009).

10.73*	Fourth Amendment to Second Lien Senior Term Loan Agreement, dated as of October 31, 2009, by and among Quest Cherokee, LLC, Quest Energy Partners, L.P., Quest Cherokee Oilfield Service, LLC, Royal Bank of Canada, KeyBank National Association, Société Générale and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to QRCP’s Current Report on Form 8-K filed on November 2, 2009).

10.74*	Fifth Amendment to Second Lien Senior Term Loan Agreement, dated as of November 16, 2009, by and among Quest Cherokee, LLC, Quest Energy Partners, L.P., Quest Cherokee Oilfield Service, LLC, Royal Bank of Canada, KeyBank National Association, Société Générale and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to QRCP’s Current Report on Form 8-K filed on November 20, 2009).

10.75*	Sixth Amendment to Second Lien Senior Term Loan Agreement, dated as of November 20, 2009, by and among Quest Cherokee, LLC, Quest Energy Partners, L.P., Quest Cherokee Oilfield Service, LLC, Royal Bank of Canada, KeyBank National Association, Société Générale and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to QRCP’s Current Report on Form 8-K filed on November 25, 2009).

10.76*	Seventh Amendment to Second Lien Loan Agreement, dated as of December 7, 2009, by and among Quest Cherokee, LLC, Quest Energy Partners, L.P., Quest Cherokee Oilfield Service, LLC, Royal Bank of Canada, KeyBank National Association, Société Générale and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to QRCP’s Current Report on Form 8-K filed on December 11, 2009).

10.77*	Eighth Amendment to Second Lien Senior Term Loan Agreement, dated as of December 17, 2009, by and among Quest Cherokee, LLC, Quest Energy Partners, L.P., Quest Cherokee Oilfield Service, LLC, Royal Bank of Canada, KeyBank National Association, Société Générale and the Lenders party thereto (incorporated herein by reference to Exhibit 10.63 to PostRock’s Registration Statement on Form S-4/A filed on December 17, 2009).

10.78*	Guaranty for Second Lien Term Loan Agreement by Quest Cherokee Oilfield Service, LLC in favor of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.8 to QRCP’s Current Report on Form 8-K filed on July 16, 2008).

10.79*	Guaranty for Second Lien Term Loan Agreement by Quest Energy Partners, L.P. in favor of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.9 to QRCP’s Current Report on Form 8-K filed on July 16, 2008).

Exhibit
No.	Description
10.80*	Guaranty dated March 5, 2010, by PostRock Energy Corporation and PostRock Energy Services Corporation (formerly known as Quest Resource Corporation) for the benefit of Royal Bank of Canada (incorporated herein by reference to Exhibit 10.8 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

10.81*	Second Lien Senior Pledge and Security Agreement dated March 5, 2010, by PostRock Energy Services Corporation (formerly known as Quest Resource Corporation) for the benefit of Royal Bank of Canada (incorporated herein by reference to Exhibit 10.7 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

10.82*	Second Lien Senior Pledge and Security Agreement for the Second Lien Senior Term Loan Agreement by Quest Cherokee Oilfield Service, LLC for the benefit of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.10 to QRCP’s Current Report on Form 8-K filed on July 16, 2008).

10.83*	Second Lien Senior Pledge and Security Agreement for the Second Lien Senior Term Loan Agreement by Quest Energy Partners, L.P. for the benefit of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.11 to QRCP’s Current Report on Form 8-K filed on July 16, 2008).

10.84*	Second Lien Senior Pledge and Security Agreement for the Second Lien Senior Term Loan Agreement by Quest Cherokee, LLC for the benefit of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.12 to QRCP’s Current Report on Form 8-K filed on July 16, 2008).

10.85*	Amended and Restated Intercreditor Agreement and Collateral Agency Agreement, dated as of June 18, 2009, by and among Royal Bank of Canada, BP Corporation North America, Inc. and Quest Cherokee, LLC (incorporated herein by reference to Exhibit 10.2 to QRCP’s Current Report on Form 8-K filed on June 23, 2009).

10.86*	First Amendment to Office Lease, dated as of February 7, 2008, by and between Cullen Allen Holdings L.P. and Quest Midstream Partners, L.P. (incorporated herein by reference to Exhibit 10.6 to QRCP’s Quarterly Report on Form 10-Q filed on May 12, 2008).

10.87*	Support Agreement, dated as of July 2, 2009, among Quest Resource Corporation, Quest Midstream Partners, L.P., Quest Energy Partners, L.P. and each of the unitholders of Quest Midstream Partners, L.P. party thereto (incorporated herein by reference to Exhibit 10.1 to QRCP’s Current Report on Form 8-K filed on July 7, 2009).

10.88*	First Amendment dated as of October 2, 2009 to the Support Agreement, dated as of July 2, 2009, among QRCP, Quest Midstream Partners, L.P., Quest Energy Partners, L.P. and each of the unitholders of Quest Midstream Partners, L.P. party thereto (incorporated herein by reference to Exhibit 10.61 to PostRock’s Registration Statement on Form S-4 filed on October 6, 2009).

10.89*†	PostRock Energy Corporation 2010 Long-Term Incentive Plan (incorporated herein by reference to Annex B to the joint proxy statement/prospectus that is a part of PostRock’s Registration Statement on Form S-4/A filed on February 2, 2010).

10.90*†	Form of QRCP’s 2005 Stock Award Plan Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to QRCP’s Registration Statement on Form S-1 filed on December 12, 2005).

10.91*†	Nonqualified Stock Option Agreement, dated August 15, 2007, between QRCP and William Damon III (incorporated herein by reference to Exhibit 10.75 to PostRock’s Registration Statement on Form S-4/A filed on December 17, 2009).

Exhibit
No.	Description
10.92*†	Form of QRCP’s Bonus Share Award Agreement for senior staff (incorporated herein by reference to Exhibit 10.3 to QRCP’s Current Report on Form 8-K filed on December 11, 2009).

10.93*†	Form of QRCP’s Bonus Share Award Agreement for non-senior staff (incorporated herein by reference to Exhibit 10.4 to QRCP’s Current Report on Form 8-K filed on December 11, 2009).

10.94*†	Form of Quest Energy Partners, L.P.’s Phantom Unit Award Agreement for senior staff (incorporated herein by reference to Exhibit 10.2 to QELP’s Current Report on Form 8-K filed on December 11, 2009).

10.95*†	Form of Quest Energy Partners, L.P.’s Phantom Unit Award Agreement for non-senior staff (incorporated herein by reference to Exhibit 10.3 to QELP’s Current Report on Form 8-K filed on December 11, 2009).

10.96*†	Form of Quest Midstream Partners, L.P.’s Restricted Unit Award Agreement for senior staff (incorporated herein by reference to Exhibit 10.7 to QRCP’s Current Report on Form 8-K filed on December 11, 2009).

10.97*†	Form of Quest Midstream Partners, L.P.’s Restricted Unit Award Agreement for non-senior staff (incorporated herein by reference to Exhibit 10.8 to QRCP’s Current Report on Form 8-K filed on December 11, 2009).

10.98*†	PostRock Energy Corporation Management Incentive Program (incorporated herein by reference to Exhibit 10.1 to PostRock’s Current Report on Form 8-K filed on April 6, 2010).

21.1**	List of Subsidiaries.

23.1**	Consent of Cawley, Gillespie & Associates, Inc.

23.2**	Consent of UHY, LLP.

31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Report of Cawley, Gillespie & Associates, Inc.

*	Incorporated by reference.

**	Filed as part of PostRock’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 19, 2010.

†	Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 14(a) of this report.
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