Form 10-Q
period 2010-03-31
PostRock Energy Corp
filed 2010-05-13
CIK 1473061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
Commission file number: 001-34635
POSTROCK ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	27-0981065
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
210 Park Avenue, Suite 2750, Oklahoma City, OK 73102
(Address of principal executive offices) (Zip Code)
(405) 600-7704
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 1, 2010, there were 8,038,974 shares of common stock of PostRock Energy Corporation outstanding.

POSTROCK ENERGY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
POSTROCK ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

		(Predecessor)
	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,361	$20,884
Restricted cash	564	718
Accounts receivable — trade, net	13,368	13,707
Other receivables	1,350	2,269
Other current assets	7,288	8,141
Inventory	8,009	9,702
Current derivative financial instrument assets	28,832	10,624

Total current assets	86,772	66,045
Oil and gas properties under full cost method of accounting, net	41,878	40,478
Pipeline assets, net	137,675	136,017
Other property and equipment, net	19,113	19,433
Other assets, net	2,986	2,727
Long-term derivative financial instrument assets	39,380	18,955

Total assets	$327,804	$283,655

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$15,746	$10,852
Revenue payable	5,585	5,895
Accrued expenses	11,062	11,417
Current portion of notes payable	310,072	310,015
Current derivative financial instrument liabilities	2,085	1,447

Total current liabilities	344,550	339,626

Long-term derivative financial instrument liabilities	9,552	8,569
Other liabilities	6,687	6,552
Notes payable	17,765	19,295

Commitments and contingencies
Equity:
Preferred stock of Predecessor, $0.001 par value; authorized shares — 50,000,000; none issued and outstanding		—
Common stock of Predecessor, $0.001 par value; authorized shares — 200,000,000; issued —32,160,121; outstanding —31,981,317		33
Preferred stock, $0.01 par value; authorized shares — 5,000,000; none issued and outstanding	—
Common stock, $0.01 par value; authorized shares — 40,000,000; issued and outstanding —8,038,974	80
Additional paid-in capital	367,795	299,010
Treasury stock, at cost		(7)
Accumulated deficit	(418,625)	(447,413)

Total stockholders’ deficit before non-controlling interests	(50,750)	(148,377)
Non-controlling interests		57,990

Total equity	(50,750)	(90,387)

Total liabilities and equity	$327,804	$283,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

		(Predecessor)
			Three Months
	March 6, 2010 to	January 1, 2010	Ended March
	March 31, 2010	to March 5, 2010	31, 2009

Revenue:
Oil and gas sales	$8,471	$18,659	$22,275
Gas pipeline revenue	1,357	2,825	7,803

Total revenues	9,828	21,484	30,078
Costs and expenses:
Oil and gas production	2,505	5,266	7,686
Pipeline operating	2,250	4,489	7,160
General and administrative	3,154	5,735	7,882
Depreciation, depletion and amortization	1,103	4,164	16,120
Impairment of oil and gas properties	—	—	102,902

Total costs and expenses	9,012	19,654	141,750

Operating income (loss)	816	1,830	(111,672)
Other income (expense):
Gain (loss) from derivative financial instruments	18,573	25,246	39,464
Other income (expense), net	(281)	(4)	56
Interest expense, net	(2,098)	(5,336)	(6,888)

Total other income (expense)	16,194	19,906	32,632

Income (loss) before income taxes and non-controlling interests	17,010	21,736	(79,040)
Income tax expense	—	—	—

Net income (loss)	17,010	21,736	(79,040)
Net (income) loss attributable to non-controlling interest	—	(9,958)	27,654

Net income (loss) attributable to controlling interest	$17,010	$11,778	$(51,386)

Net income (loss) per common share:
Basic	$2.12	$0.37	$(1.62)
Diluted	$2.04	$0.36	$(1.62)
Weighted average shares outstanding:
Basic	8,038	32,137	31,741

Diluted	8,348	32,614	31,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

		(Predecessor)
			Three Months
	March 6, 2010 to	January 1, 2010	Ended March
	March 31, 2010	to March 5, 2010	31, 2009
Cash flows from operating activities:
Net income (loss)	$17,010	$21,736	$(79,040)
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation, depletion and amortization	1,103	4,164	16,120
Stock-based compensation	83	808	487
Impairment of oil and gas properties	—	—	102,902
Amortization of deferred loan costs	396	2,094	576
Change in fair value of derivative financial instruments	(15,439)	(21,573)	(22,630)
Loss (gain) on disposal of property and equipment	172	—	—
Other non-cash changes to items affecting net income	111	—	—
Change in assets and liabilities:
Accounts receivable	576	(237)	955
Other receivables	(95)	1,014	2,700
Other current assets	(2,072)	466	248
Other assets	(477)	2	579
Accounts payable	2,814	(83)	(10,094)
Revenue payable	(153)	(157)	(395)
Accrued expenses	249	983	861
Other long-term liabilities	(4)	—	(1)
Other	—	—	(6)

Cash flows from operating activities	4,274	9,217	13,262

Cash flows from investing activities:
Restricted cash	155	(1)	24
Proceeds from sale of oil and gas properties	—	—	8,730
Equipment, development, leasehold and pipeline	(2,241)	(2,282)	(4,003)

Cash flows from investing activities	(2,086)	(2,283)	4,751

Cash flows from financing activities:
Proceeds from bank borrowings	—	—	150
Repayments of bank borrowings	(4,004)	(41)	(4,932)
Proceeds from revolver	500	900	—
Repayments of revolver note	—	—	—
Refinancing costs	—	—	(37)

Cash flows from financing activities	(3,504)	859	(4,819)

Net increase (decrease) in cash	(1,316)	7,793	13,194
Cash and cash equivalents beginning of period	28,677	20,884	13,785

Cash and cash equivalents end of period	$27,361	$28,677	$26,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

POSTROCK ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Amounts subsequent to December 31, 2009 are unaudited)
(in thousands)

						Total
						Stockholders’
	Common		Additional			Deficit Before
	Shares	Common	Paid-in	Treasury	Accumulated	Non-controlling	Non-controlling	Total
	Issued	Stock	Capital	Stock	Deficit	Interests	Interests	Equity
Predecessor:
Balance, December 31, 2009	32,160,121	$33	$299,010	$(7)	$(447,413)	$(148,377)	$57,990	$(90,387)
Stock based compensation	(1,687)	—	210	—	—	210	598	808
Net income		—	—	—	11,778	11,778	9,958	21,736

Balance, March 5, 2010	32,158,434	$33	$299,220	$(7)	$(435,635)	$(136,389)	$68,546	$(67,843)

Successor:
Balance, March 6, 2010	—	$—	$—	$—	$—	$—	$—	$—
Issuance to Predecessor shareholders upon recombination	1,847,458	18	299,228	—	(435,635)	(136,389)	—	(136,389)
Issuance to Predecessor noncontrolling interests upon recombination	6,191,516	62	68,484	—	—	68,546	—	68,546
Stock based compensation	—	—	83	—	—	83	—	83
Net income		—	—	—	17,010	17,010	—	17,010

Balance, March 31, 2010	8,038,974	$80	$367,795	$—	$(418,625)	$(50,750)	$—	$(50,750)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)
Note 1 — Basis of Presentation
     PostRock Energy Corporation (“PostRock” or “Successor”) is a Delaware corporation formed on July 1, 2009 for the purpose of effecting the recombination of Quest Resource Corporation (now named PostRock Energy Services Corporation) (“QRCP”), Quest Energy Partners, L.P. (now named PostRock MidContinent Production, LLC) (“QELP”) and Quest Midstream Partners, L.P. (now named PostRock Midstream, LLC) (“QMLP”). On July 2, 2009, PostRock, QRCP, QELP, QMLP and other parties thereto entered into a merger agreement pursuant to which QRCP, QELP and QMLP would recombine. The recombination was effected by forming a new publicly traded corporation, subsequently named PostRock, that, through a series of mergers and entity conversions, wholly owns all three entities. The recombination was completed on March 5, 2010. Since QRCP was the parent company which consolidated both QELP and QMLP prior to the recombination, the recombination was a transaction between equity interest holders within a consolidated entity rather than a business combination. The transaction was therefore accounted for on a historical cost basis. Since PostRock did not own any assets prior to the consummation of the recombination, the purpose of these condensed consolidated financial statements is to present the historical consolidated financial position and results of operations, cash flows and changes in equity of the predecessor entities (collectively referred to as “Predecessor”) prior to the recombination and to present such information for PostRock subsequent to the recombination. Unless the context requires otherwise, references to “we,” “us,” “our” or the “Company” are intended to mean and include the consolidated businesses and operations of our Predecessor for dates prior to March 6, 2010 and to the consolidated businesses and operations of PostRock and its subsidiaries for dates on or subsequent to March 6, 2010.
     The Company is an integrated independent energy company involved in the acquisition, development, gathering, transportation, exploration, and production of oil and natural gas. Its principal operations and producing properties are located in the Cherokee Basin of southeastern Kansas and northeastern Oklahoma and the Appalachian Basin in West Virginia and New York. The Company’s Appalachian Basin operations are primarily focused on the development of the Marcellus Shale. Its Cherokee Basin operations are currently focused on developing coal bed methane (“CBM”) gas production, which is served by a gas gathering pipeline network. The Company also owns an interstate natural gas transmission pipeline.
     The (a) condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared by PostRock and the Predecessor pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Going Concern
     The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business, though such an assumption may not be true. We have incurred significant losses from 2003 through 2009, mainly attributable to operations, the impairment of our assets, legal restructurings, financings, the legal and operational structure that existed prior to recombination, expenditures resulting from the investigation related to the misappropriation of funds by our former chief executive officer and our recent recombination activities. While we successfully negotiated amendments to our various credit facilities allowing us to accomplish the recombination, current payment obligations under these facilities as of March 31, 2010 were $310.1 million, of which $2.4 million was paid in April 2010 and $15.8 million will be payable on July 11, 2010. We and our financial advisor are actively pursuing the refinancing of our credit facilities. There can be no assurance that we will be successful in these efforts, which raises substantial doubt as to our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Recent Accounting Pronouncements and Recently Adopted Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“FASB ASC”) 105 Generally Accepted Accounting Principles, which establishes FASB ASC as the sole source of authoritative GAAP. Pursuant to the provisions of FASB ASC 105, the Company is currently disclosing updated references to GAAP in its financial statements. The adoption of this standard did not have a material impact on our consolidated financial statements.
     In January 2010, the FASB released Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The update requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established under FASB ASC 820. The update also requires separate presentation (on a gross basis rather than as one net number) about purchases, sales, issuances, and settlements within the reconciliation of activity in Level 3 fair value measurements. The guidance is effective for any fiscal period beginning after December 15, 2009 except for the requirement to separately disclose purchases, sales, issuances, and settlements, which will be effective for any fiscal period beginning after December 15, 2010. The Company adopted the provisions of this update beginning with the quarter ended March 31, 2010 and other than additional disclosure required by the update, there was no material impact on its financial statements.
     In February 2010, the FASB released ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements which removed some contradictions between the requirements of GAAP and the SEC’s filing rules. As a result, public companies will no longer have to disclose the date of their financial statements in both issued and revised financial statements. The amendments became effective upon issuance of the update and the Company adopted the provisions of this update beginning with the quarter ended March 31, 2010 with no material impact on its financial statements.

Note 2 — Long-Term Debt
     The following is a summary of our long-term debt as of the dates indicated (in thousands):

		(Predecessor)
	March 31,	December 31,
	2010	2009
Borrowings under bank senior credit facilities:
QRCP:
Term Loan	$31,091	$30,108
Revolving Line of Credit	5,700	4,300
Promissory Notes	1,292	1,250
QELP:
Quest Cherokee Credit Agreement	141,000	145,000
Second Lien Loan Agreement	29,969	29,821
QMLP:
Credit Agreement	118,728	118,728
Notes payable to banks and finance companies	57	103

Total debt	327,837	329,310
Less current maturities included in current liabilities	310,072	310,015

Total long-term debt	$17,765	$19,295

     The terms of our credit facilities are described within Item 8. Financial Statement and Supplementary Data in the 2009 Form 10-K. Upon closing of the recombination, the maturities of QELP’s and QMLP’s debt agreements were extended to March 11, 2011. During the first quarter of 2010, $1.4 million was borrowed on QRCP’s revolving line of credit, the outstanding amounts under QRCP’s term loan and promissory notes were increased by a total of $1.0 million from the accrual of interest and $4.0 million was repaid on the Quest Cherokee Credit Agreement. PostRock was in compliance with all of its financial covenants as of March 31, 2010.
Note 3 — Derivative Financial Instruments
     We are exposed to commodity price and interest rate risk, and management believes it prudent to periodically reduce our exposure to cash-flow variability resulting from this volatility. Accordingly, we enter into certain derivative financial instruments in order to manage exposure to commodity price risk inherent in our oil and gas production operations. Specifically, we may utilize futures, swaps and options. Futures contracts and commodity swap agreements are used to fix the price of expected future oil and gas sales at major industry trading locations, such as Henry Hub, Louisiana for gas and Cushing, Oklahoma for oil. Basis swaps are used to fix or float the price differential between the price of gas at Henry Hub and various other market locations. Options are used to fix a floor and a ceiling price (collar) for expected future oil and gas sales. Derivative financial instruments are also used to manage commodity price risk inherent in customer pricing requirements and to fix margins on the future sale of natural gas.
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
     We account for our derivative financial instruments in accordance with FASB ASC 815 Derivatives and Hedging. FASB ASC 815 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. ASC Topic 815 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met, or exemptions for normal purchases and normal sales (“NPNS”) as permitted by FASB ASC 815 exist. We do not designate our derivative financial instruments as hedging instruments for financial accounting purposes, and, as a result, we recognize the change in the respective instruments’ fair value currently in earnings. In accordance with FASB ASC 815, the table below outlines the classification of our derivative financial instruments on our condensed consolidated balance sheets and their financial impact in our condensed consolidated statements of operations as of and for the periods indicated (in thousands):
Fair Value of Derivative Financial Instruments

			(Predecessor)
		March 31,	December 31,
Derivative Financial Instruments	Balance Sheet location	2010	2009
Commodity contracts	Current derivative financial instrument asset	$28,832	$10,624
Commodity contracts	Long-term derivative financial instrument asset	39,380	18,955
Commodity contracts	Current derivative financial instrument liability	(2,085)	(1,447)
Commodity contracts	Long-term derivative financial instrument liability	(9,552)	(8,569)

		$56,575	$19,563

     Settlements in the normal course of maturities of our derivative financial instrument contracts result in cash receipts from or cash disbursement to our derivative contract counterparties and are, therefore, realized gains or losses. Changes in the fair value of our derivative financial instrument contracts are included in income currently with a corresponding increase or decrease in the balance sheet fair value amounts. Gains and losses associated with derivative financial instruments related to oil and gas production were as follows for the periods indicated (in thousands):

		(Predecessor)
	March 6, 2010	January 1,	Three Months
	to March 31,	2010 to March	Ended March
	2010	5, 2010	31, 2009

Realized gains (losses)	$3,134	$3,673	$16,834
Unrealized gains (losses)	15,439	21,573	22,630

Total	$18,573	$25,246	$39,464

     The following table summarizes the estimated volumes, fixed prices and fair values attributable to oil and gas derivative contracts as of March 31, 2010:

	Remainder of	Year Ending December 31,
	2010	2011	2012	2013	Total

Natural Gas Swaps:
Contract volumes (Mmbtu)	12,251,218	13,550,302	11,000,004	9,000,003	45,801,527
Weighted-average fixed price per Mmbtu	$5.97	$6.80	$7.13	$7.28	$6.75
Fair value, net	$22,782	$20,509	$14,723	$10,141	$68,155
Basis Swaps:
Contract volumes (Mmbtu)	2,834,118	8,549,998	9,000,000	9,000,003	29,384,119
Weighted-average fixed price per Mmbtu	$(0.65)	$(0.67)	$(0.70)	$(0.71)	$(0.69)
Fair value, net	$(1,239)	$(3,756)	$(3,660)	$(2,982)	$(11,637)
Crude Oil Swaps:
Contract volumes (Bbl)	22,500	—	—	—	22,500
Weighted-average fixed price per Bbl	$87.50	$—	$—	$—	$87.50
Fair value, net	$57	$—	$—	$—	$57

Total fair value, net	$21,600	$16,753	$11,063	$7,159	$56,575

     The following table summarizes the estimated volumes, fixed prices and fair values attributable to gas derivative contracts of the Company’s predecessor as of December 31, 2009:

	Year Ending December 31,
	2010	2011	2012	Thereafter	Total
	(in thousands, except volumes and per unit data)
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
Note 4 — Fair Value Measurements
     Our financial instruments include commodity derivatives, debt, cash, receivables and payables. The carrying value of our debt approximates fair value due to the variable nature of the interest rates. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of those instruments.
     Effective January 1, 2009, we adopted FASB ASC 820 Fair Value Measurements and Disclosures, which applies to our nonfinancial assets and liabilities for which we disclose or recognize at fair value on a nonrecurring basis, such as asset retirement obligations and other assets and liabilities. Fair value is the exit price that we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date.
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
     ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established under FASB ASC 820. There were no movements between Levels 1 and 2 for the three month periods ending March 31, 2010 and 2009.

     The following table sets forth, by level within the fair value hierarchy, our assets and liabilities that were measured at fair value on a recurring basis as of the dates indicated (in thousands):

	Level	Level	Level	Total Net Fair
	1	2	3	Value
March 31, 2010
Commodity derivatives — assets	$—	$42,606	$25,606	$68,212
Commodity derivatives — liabilities	$—	$—	$(11,637)	$(11,637)

Total	$—	$42,606	$13,969	$56,575

December 31, 2009 (Predecessor)
Commodity derivatives — assets	$—	$18,033	$11,546	$29,579
Commodity derivatives — liabilities	$—	$—	$(10,016)	$(10,016)

Total	$—	$18,033	$1,530	$19,563

     Risk management assets and liabilities in the table above represent the current fair value of all open derivative positions, excluding those derivatives designated as NPNS. We classify all of these derivative instruments as “Derivative financial instrument assets” or “Derivative financial instrument liabilities” in our condensed consolidated balance sheets.
     In order to determine the fair value of amounts presented above, we utilize various factors, including market data and assumptions that market participants would use in pricing assets or liabilities as well as assumptions about the risks inherent in the inputs to the valuation technique. These factors include not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and parental guarantees), but also the impact of our nonperformance risk on our liabilities. We utilize observable market data for credit default swaps to assess the impact of non-performance credit risk when evaluating our assets from counterparties.
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
     The following table sets forth a reconciliation of changes in the fair value of risk management assets and liabilities classified as Level 3 in the fair value hierarchy (in thousands):

March 6, 2010 to March
31, 2010
Balance at beginning of period	$5,455
Realized and unrealized gains included in earnings	11,275
Purchases, sales, issuances, and settlements	(2,761)
Transfers into and out of Level 3	—

Balance at end of period	$13,969

(Predecessor)
January 1, 2010 to
March 5, 2010
Balance at beginning of period	$1,530
Realized and unrealized gains included in earnings	7,254
Purchases, sales, issuances, and settlements	(3,329)
Transfers into and out of Level 3	—

Balance at end of period	$5,455

(Predecessor)
Three Months Ended
March 31, 2009
Balance at beginning of period	$60,947
Realized and unrealized gains included in earnings	39,516
Purchases, sales, issuances, and settlements	(17,421)
Transfers into and out of Level 3	—

Balance as of March 31, 2009	$83,042

Note 5 — Asset Retirement Obligations
     The following table reflects the changes to our asset retirement liability for the period indicated (in thousands):

Period from March 6,
2010 to March 31, 2010
Asset retirement obligations at beginning of period	$6,648
Liabilities incurred	1
Liabilities settled	(4)
Accretion	42
Revisions in estimated cash flows	—

Asset retirement obligations at end of period	$6,687

(Predecessor)
Period from January 1,
2010 to March 5, 2010
Asset retirement obligations at beginning of period	$6,552
Liabilities incurred	—
Liabilities settled	(1)
Accretion	97
Revisions in estimated cash flows	—

Asset retirement obligations at end of period	$6,648

Note 6 — Equity and Earnings per Share
     Share-Based Payments — Immediately prior to the recombination, there were 1,155,327 restricted shares of QRCP, 945,593 phantom units of QELP and 732,784 restricted units of QMLP that were unvested. In the recombination, 118,816 restricted shares of QRCP, 7,500 phantom units of QELP and 67,838 restricted units of QMLP were subject to immediate vesting immediately prior to the closing and, at closing, these awards converted to 36,416 shares of PostRock common stock. PostRock’s predecessor and the predecessor’s consolidated subsidiaries recognized $0.4 million of compensation expense related to the accelerated vesting discussed above. All remaining unvested awards were converted to 595,923 PostRock restricted share awards. In addition, 670,000 of QRCP stock options converted to 38,525 PostRock stock options upon effectiveness of the recombination. For the three months ended March 31, 2010, total share-based compensation related to stock awards and options of PostRock or its predecessor and consolidated subsidiaries of its predecessor was $0.9 million, compared to $0.5 million for the three months ended March 31, 2009. Share-based compensation is included in general and administrative expense on our statements of operations. The granting of future stock awards and options to our employees subsequent to the recombination is governed by PostRock’s 2010 Long-Term Incentive Plan (the “LTIP”). As of March 31, 2010 there were 850,000 shares available under the LTIP for future stock awards and options. Total share-based compensation to be recognized on unvested stock awards and options as of March 31, 2010 is $2.1 million over a weighted average period of 1.62 years.
     Noncontrolling interests — A rollforward of the noncontrolling interests of our Predecessor’s investments in QELP and QMLP for the periods indicated is as follows (in thousands):

	(Predecessor)
		Three Months
	January 1, 2010	Ended March
	to March 5, 2010	31, 2009
QELP
Beginning of period	$15,350	$58,666
Net income (loss) attributable to non-controlling interest	10,365	(29,321)
Stock compensation expense related to QELP unit-based awards	167	33

End of period	$25,882	$29,378

QMLP
Beginning of period	$42,640	$145,870
Net income (loss) attributable to non-controlling interest	(407)	1,667
Stock compensation expense related to QMLP unit-based awards	431	161

End of period	$42,664	$147,698

Total non-controlling interest at end of period	$68,546	$177,076

     Income/(Loss) per Share — A reconciliation of the numerator and denominator used in the basic and diluted per share calculations for the periods indicated is as follows (dollars in thousands, except share and per share amounts):

		(Predecessor)
			Three Months
	March 6, 2010 to	January 1, 2010	Ended March
	March 31, 2010	to March 5, 2010	31, 2009

Net income (loss) attributable to common stockholders	$17,010	$11,778	$(51,386)

Denominator:
Common shares	8,038,974	32,016,327	31,740,569
Unvested share-based awards participating (1)	—	121,121	—

Denominator for basic earnings per share	8,038,974	32,137,448	31,740,569

Effect of potentially dilutive securities:
Unvested share-based awards non-participating	308,093	450,751	—
Stock options	1,423	26,154	—

Denominator for diluted earnings per share	8,348,490	32,614,353	31,740,569

Basic earnings per share	$2.12	$0.37	$(1.62)

Diluted earnings per share	$2.04	$0.36	$(1.62)

Securities excluded from earnings per share calculation:
Unvested share-based awards participating (1)(2)	—	—	359,049
Antidilutive stock options	32,775	570,000	700,000

(1)	FASB ASC 260 Earnings Per Share requires participating securities to be included in the allocation of earnings when calculating basic earnings per share, or EPS, under the two-class method. During periods of losses, these securities are not included in the basic EPS share computation. For the period from March 6 to March 31, 2010, there were no unvested participating share-based awards.

(2)	Restricted stock awards were excluded for the three months ended March 31, 2009, because the Predecessor reported a net loss for the period.

Note 7 — Impairment of Oil and Gas Properties
     At the end of each quarterly period, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the full cost ceiling, computed as the sum of the estimated future net revenues from our proved reserves using twelve-month average prices discounted at 10%, and adjusted for related income tax effects (ceiling test). Prior to December 31, 2009, the present value was calculated using spot market prices at the balance sheet date. In the event our capitalized costs exceed the ceiling limitation at the end of the reporting date, we subsequently evaluate the limitation based on price changes that occur after the balance sheet date to assess impairment as currently permitted by Staff Accounting Bulletin Topic 12—Oil and Gas Producing Activities. Under full cost accounting rules, any ceiling test write-downs of oil and natural gas properties may not be reversed in subsequent periods. Since we do not designate our derivative financial instruments as hedges, we are not allowed to use the impacts of the derivative financial instruments in our ceiling test computation. As a result, decreases in commodity prices which contribute to ceiling test write-downs may be offset by mark-to-market gains which are not reflected in our ceiling test results.
     Under the present full cost accounting rules, we are required to compute the after-tax present value of our proved oil and natural gas properties using twelve-month average prices for oil and natural gas at our balance sheet date. The base for our spot prices for natural gas is Henry Hub and for oil is Cushing, Oklahoma. The Predecessor had previously recognized a ceiling test impairment of $102.9 million during the first quarter of 2009 while no impairment was necessary for the period from January 1 to March 5, 2010 or for the period from March 6 to March 31, 2010. Natural gas, which is sold at other natural gas marketing hubs where we conduct operations, is subject to prices which reflect variables that can increase or decrease spot natural gas prices at these hubs such as market demand, transportation costs and quality of the natural gas being sold. Those differences are referred to as the basis differentials. In the past, basis differentials resulted in natural gas prices for our Cherokee Basin production which were lower than Henry Hub, except in Appalachia, where we have typically received a premium to Henry Hub. We may face further ceiling test write-downs in future periods, depending on the level of commodity prices, drilling results and well performance.
     The calculation of the ceiling test is based upon estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves, in projecting the future rates of production and in the timing of development activities. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, production and changes in economics related to the properties subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered.
Note 8 — Income Taxes
     The effective income tax rate of the Predecessor for the three months ended March 31, 2009 and for the period from January 1, 2010 through March 5, 2010 is less than the federal statutory rate primarily due to the effect of changes in the valuation allowance on the net deferred tax asset.
     On March 5, 2010, the Company completed the recombination which should result in an ownership change for purposes of Internal Revenue Code Section 382 and should significantly restrict the Company’s ability to utilize its otherwise available net operating loss (“NOL”) carryforwards. Accordingly, the Company has reduced its gross deferred tax assets for the NOL carryforwards that it does not believe will be utilized because of the restrictions imposed by Section 382, and has also reversed the associated valuation allowance recorded by the Company in prior periods against such NOLs.
     The Company has recorded no provision for income taxes for the pre-tax earnings for the period from March 6, 2010 through March 31, 2010 as it believes that such earnings can be offset by its remaining unutilized NOLs from prior periods. The Company will continue to record a full valuation allowance against the remaining net deferred tax assets because it does not believe that it is more likely than not that the future tax benefits will be realized.
Note 9 — Commitments and Contingencies
Litigation
     We are subject, from time to time, to certain legal proceedings and claims in the ordinary course of conducting our business.
Federal Securities Class Actions
Michael Friedman, individually and on behalf of all others similarly situated v. Quest Energy Partners LP, Quest Energy GP LLC, Quest Resource Corporation, Jerry Cash, and David E. Grose , Case No. 08-cv-936-M, U.S. District Court for the Western District of Oklahoma, filed September 5, 2008
James Jents, individually and on behalf of all others similarly situated v. Quest Resource Corporation, Jerry Cash, David E. Grose, and John Garrison, Case No. 08-cv-968-M, U.S. District Court for the Western District of Oklahoma, filed September 12, 2008

J. Braxton Kyzer and Bapui Rao, individually and on behalf of all others similarly situated v. Quest Energy Partners LP, Quest Energy GP LLC, Quest Resource Corporation and David E. Grose , Case No. 08-cv-1066-M, U.S. District Court for the Western District of Oklahoma, filed October 6, 2008
Paul Rosen, individually and on behalf of all others similarly situated v. Quest Energy Partners LP, Quest Energy GP LLC, Quest Resource Corporation, Jerry Cash, and David E. Grose , Case No. 08-cv-978-M, U.S. District Court for the Western District of Oklahoma, filed September 17, 2008
     Four putative class action complaints were filed in the United States District Court for the Western District of Oklahoma naming QRCP, QELP and Quest Energy GP, LLC, the general partner of the predecessor of QELP (“QEGP”) and certain of their then current and former officers and directors as defendants. The complaints were filed by certain stockholders on behalf of themselves and other stockholders who purchased QRCP common stock between May 2, 2005 and August 25, 2008 and QELP common units between November 7, 2007 and August 25, 2008. The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933. The complaints allege that the defendants violated the federal securities laws by issuing false and misleading statements and/or concealing material facts concerning certain unauthorized transfers of funds from subsidiaries of QRCP to entities controlled by QRCP’s former chief executive officer, Mr. Jerry D. Cash. The complaints also allege that, as a result of these actions, QRCP’s stock price and the unit price of QELP was artificially inflated during the class period. On December 29, 2008, the court consolidated these complaints as Michael Friedman, individually and on behalf of all others similarly situated v. Quest Energy Partners LP, Quest Energy GP LLC, Quest Resource Corporation, Jerry Cash, and David E. Grose , Case No. 08-cv-936-M, in the Western District of Oklahoma. On September 24, 2009, the court appointed lead plaintiffs for each of the QRCP class and the QELP class. The lead plaintiffs must file a consolidated amended complaint within 60 days after being appointed. On October 13, 2009, the plaintiffs filed a motion for partial modification of the Private Securities Litigation Reform Act of 1995 discovery stay, which the defendants opposed and which the court denied on December 15, 2009. On November 4, 2009, the court granted the lead plaintiffs’ unopposed request to file separate consolidated amended complaints. The court ordered that all pleadings and filings for the QELP class be filed under Friedman v. Quest Energy Partners, LP, et al. , case no. CIV-08-936-M, and all pleadings and filings for the QRCP class be filed under Jents v. Quest Resource Corporation, et al. , case no. CIV-08-968-M. The QELP lead plaintiffs filed a consolidated complaint on November 10, 2009. The consolidated complaint names as additional defendants David C. Lawler, Gary Pittman, Mark Stansberry, Murrell Hall, McIntosh & Co. PLLP, and Eide Bailly LLP. The QRCP lead plaintiffs filed a consolidated complaint on December 7, 2009, which names Murrell, Hall, McIntosh & Co. PLLP, Eide Bailly LLP, and various former QRCP directors as additional defendants. On December 23, 2009, QRCP and David C. Lawler filed a motion to dismiss the Friedman complaint, and on December 28, 2009, QELP, QEGP, Gary Pittman and Mark Stansberry filed a motion to dismiss the Friedman complaint. On January 21, 2010, QRCP and the individual director defendants filed a motion to dismiss the Jents complaint. No response to the motion to dismiss has yet been filed in either proceeding. On February 2, 2010, a mediation was held among the parties. A second round of the mediation was held on April 2, 2010. An agreement to settle all of the federal securities lawsuits has been reached in principle. The Company is awaiting preparation and execution of a formal settlement agreement, which will be subject to Court approval. We are contributing $1 million to the proposed settlement of the lawsuits. We have accrued additional sums to pay for anticipated further costs in connection with the lawsuits. We have recorded an accrual for these amounts but there can be no assurance that we will finalize the settlement agreement or that the final settlement amount will equal the amount of the accrual.
Federal Individual Securities Litigation
Bristol Capital Advisors v. Quest Resource Corporation, Inc., Jerry Cash, David E. Grose, and John Garrison , Case No. CIV-09-932, U.S. District Court for the Western District of Oklahoma, filed August 24, 2009
     On August 24, 2009, a complaint was filed in the United States District Court for the Western District of Oklahoma naming QRCP and certain then current and former officers and directors as defendants. The complaint was filed by an individual stockholder of QRCP. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act. The complaint alleges that the defendants violated the federal securities laws by issuing false and misleading statements and/or concealing material information concerning unauthorized transfers from subsidiaries of QRCP to entities controlled by QRCP’s former chief executive officer, Mr. Jerry D. Cash. The complaint also alleges that QRCP issued false and misleading statements and or/concealed material information concerning a misappropriation by its former chief financial officer, Mr. David E. Grose, of $1 million in company funds and receipt of unauthorized kickbacks of approximately $850,000 from a company vendor. The complaint also alleges that, as a result of these actions, QRCP’s stock price was artificially inflated when the plaintiff purchased their shares of QRCP common stock. An agreement to settle has been reached in principle. The Company is awaiting preparation and execution of a formal settlement agreement which will be subject to Court approval. There can be no assurance that we will finalize the settlement agreement.
J. Steven Emerson, Emerson Partners, J. Steven Emerson Roth IRA, J. Steven Emerson IRA RO II, and Emerson Family Foundation v. Quest Resource Corporation, Inc., Quest Energy Partners L.P., Jerry Cash, David E. Grose, and John Garrison, Case No. 5:09-cv-1226-M, U.S. District Court for the Western District of Oklahoma, filed November 3, 2009
     On November 3, 2009, a complaint was filed in the United States District Court for the Western District of Oklahoma naming QRCP, QELP, and certain then current and former officers and directors as defendants. The complaint was filed by individual shareholders of QRCP stock and individual purchasers of QELP common units. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act. The complaint alleges that the defendants violated the federal securities laws by issuing false and misleading statements and/or concealing material information concerning unauthorized transfers from subsidiaries of QRCP to entities controlled by QRCP’s former chief executive officer, Mr. Jerry D. Cash. The complaint also alleges that QRCP and QELP issued false and misleading statements and or/concealed material information concerning a misappropriation by its former chief financial officer, Mr. David E. Grose, of $1 million in company funds and receipt of unauthorized kickbacks of approximately $850,000 from a company vendor. The complaint also alleges that, as a result of these actions, the price of QRCP stock and QELP common units was artificially inflated when the plaintiffs purchased QRCP stock and QELP common units. The plaintiffs seek $10 million in damages. An agreement to settle has been reached in principle. The Company is awaiting preparation and execution of a formal settlement agreement which will be subject to Court approval. There can be no assurance that we will finalize the settlement agreement.
     Federal Derivative Cases
James Stephens, derivatively on behalf of nominal defendant Quest Resource Corporation v. William H. Damon III, Jerry Cash, David Lawler, David E. Grose, James B. Kite Jr., John C. Garrison and Jon H. Rateau, Case No. 08-cv-1025-M, U.S. District Court for the Western District of Oklahoma, filed September 25, 2008
     On September 25, 2008, a complaint was filed in the United States District Court for the Western District of Oklahoma, purportedly on QRCP’s behalf, which named certain of QRCP’s then current and former officers and directors as defendants. The factual allegations mirror those in the purported class actions described above, and the complaint asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The complaint seeks disgorgement, costs, expenses, and equitable and/or injunctive relief. On October 16, 2008, the court stayed this case pending the court’s ruling on any motions to dismiss the class action claims. Proceedings in this matter are currently stayed. Parties are in discussions to resolve all derivative cases in conjunction with settlement of the securities cases.
William Dean Enders, derivatively on behalf of nominal defendant Quest Energy Partners, L.P. v. Jerry D. Cash, David E. Grose, David C. Lawler, Gary Pittman, Mark Stansberry, J. Philip McCormick, Douglas Brent Mueller, Mid Continent Pipe & Equipment, LLC, Reliable Pipe & Equipment, LLC, RHB Global, LLC, RHB, Inc., Rodger H. Brooks, Murrell, Hall, McIntosh & Co. PLLP, and Eide Bailly LLP, Case No. CIV-09-752-F, U.S. District Court for the Western District of Oklahoma, filed July 17, 2009
     On July 17, 2009, a complaint was filed in the United States District Court for the Western District of Oklahoma, purportedly on QELP’s behalf, which named certain of its then current and former officers and directors, external auditors and vendors. The factual allegations relate to, among other things, the transfers and lack of effective internal controls. The complaint asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, conversion, disgorgement under the Sarbanes-Oxley Act of 2002, and aiding and abetting breaches of fiduciary duties against the individual defendants and vendors and professional negligence and breach of contract against the external auditors. The complaint seeks monetary damages, disgorgement, costs and expenses and equitable and/or injunctive relief. It also seeks QELP to take all necessary actions to reform and improve its corporate governance and internal procedures. On September 8, 2009, the case was transferred to Judge Miles-LaGrange, who is presiding over the other federal cases, and the case number was changed to CIV-09-752-M. All proceedings in this matter are currently stayed under Judge Miles-LaGrange’s order of October 16, 2009. Parties are in discussions to resolve all derivative cases in conjunction with settlement of the securities cases.
State Court Derivative Cases
Tim Bodeker, derivatively on behalf of nominal defendant Quest Resource Corporation v. Jerry Cash, David E. Grose, Bob G. Alexander, David C. Lawler, James B. Kite, John C. Garrison, Jon H. Rateau and William H. Damon III , Case No. CJ-2008-9042, District Court of Oklahoma County, State of Oklahoma, filed October 8, 2008
William H. Jacobson, derivatively on behalf of nominal defendant Quest Resource Corporation v. Jerry Cash, David E. Grose, David C. Lawler, James B. Kite, Jon H. Rateau, Bob G. Alexander, William H. Damon III, John C. Garrison, Murrell, Hall, McIntosh & Co., LLP, and Eide Bailly, LLP, Case No. CJ-2008-9657, District Court of Oklahoma County, State of Oklahoma, filed October 27, 2008
Amy Wulfert, derivatively on behalf of nominal defendant Quest Resource Corporation, v. Jerry D. Cash, David C. Lawler, Jon C. Garrison, John H. Rateau, James B. Kite Jr., William H. Damon III, David E. Grose, N. Malone Mitchell III, and Bryan Simmons , Case No. CJ-2008-9042 — consolidated December 30, 2008, District Court of Oklahoma County, State of Oklahoma (Original Case No. CJ-2008-9624, filed October 24, 2008)
     The factual allegations in these petitions mirror those in the purported class actions discussed above. All three petitions assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment. The Jacobson petition also asserts claims against the two auditing firms named in that suit for professional negligence and aiding and abetting the director defendants’ breaches of fiduciary duties. The Wulfert petition also asserts a claim against Mr. Bryan Simmons for aiding and abetting Messrs. Cash’s and Grose’s breaches of fiduciary duties. The petitions seek damages, costs, expenses, and equitable relief. On March 26, 2009, the court consolidated these actions as In re Quest Resource Corporation Shareholder Derivative Litigation , Case No. CJ-2008-9042. Under the court’s order, the defendants need not respond to the individual petitions. The action is stayed by agreement of the parties until the motions to dismiss in the pending federal securities class action litigation are decided. Parties are in discussions to resolve all derivative cases in conjunction with settlement of the securities cases.
Royalty Owner Class Action
Hugo Spieker, et al. v. Quest Cherokee, LLC, Case No. 07-1225-MLB, U.S. District Court for the District of Kansas, filed August 6, 2007
     Quest Cherokee, a wholly-owned subsidiary of QELP, was named as a defendant in a putative class action lawsuit filed by several royalty owners in the U.S. District Court for the District of Kansas. The case was filed by the named plaintiffs on behalf of a putative class consisting of all Quest Cherokee’s royalty and overriding royalty owners in the Kansas portion of the Cherokee Basin. Plaintiffs contend that Quest Cherokee failed to properly make royalty payments to them and the putative class by, among other things, paying royalties based on reduced volumes instead of volumes measured at the wellheads, by allocating expenses in excess of the actual costs of the services represented, by allocating production costs to the royalty owners, by improperly allocating marketing costs to the royalty owners, and by making the royalty payments after the statutorily proscribed time for doing so without providing the required interest. Quest Cherokee has answered the complaint and denied plaintiffs’ claims. On July 21, 2009, the court granted plaintiffs’ motion to compel production of Quest Cherokee’s electronically stored information, or ESI, and directed the parties to decide upon a timeframe for producing Quest Cherokee’s ESI. Quest Cherokee’s most recent offer, for which it has recorded an accrual, was for $1.0 million to resolve claims for all past royalty payments, and a proposed formula for resolving the issue of future gathering rates. To date, we have not received plaintiffs’ response to the proposal. Previously, discovery was stayed until April 14, 2010 to allow the parties to discuss settlement terms. In light of the ongoing settlement discussions, Quest Cherokee is asking the Court to continue the stay for an additional 30 days.
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
Contractual Commitments
     We have numerous contractual commitments in the ordinary course of business, debt service requirements and operating lease commitments. Our commitments as of December 31, 2009, are disclosed within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations in our 2009 Form 10-K. On February 2010, we extended an investment advisory service agreement that would have otherwise expired for an additional five months in exchange for monthly payments of $50,000. We also entered into an equity financing advisory agreement in February 2010 that would require a minimum payment of $750,000 payable on June 30, 2010. Other than the preceding contracts, there are no other material changes to our commitments since December 31, 2009.
Note 10 — Operating Segments
     In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, we overstated the intercompany transportation revenue related to our natural gas pipeline segment and the corresponding intercompany transportation expense related to our oil and gas production segment by $2.2 million. As a result, our measure of segment profitability related to the natural gas pipeline segment was overstated by $2.2 million while segment profitability related to the oil and natural gas production segment was understated by the same amount. The error did not affect consolidated total revenues or net income for the period. The disclosure below reflects correction of the misstatement discussed above. Operating segment data for the periods indicated is as follows (in thousands):

			Other and
	Oil and Gas	Natural Gas	Intersegment
	Production	Pipelines	Eliminations	Total
March 6, 2010 to March 31, 2010:
Total revenues	$8,471	$4,108	$(2,751)	$9,828
Inter-segment revenues	—	(2,751)	2,751	—

Third-party revenues	$8,471	$1,357	$—	$9,828

Segment operating profit (loss)	$2,610	$1,360	$—	$3,970

January 1, 2010 to March 5, 2010 (Predecessor):
Total revenues	$18,659	$7,788	$(4,963)	$21,484
Inter-segment revenues	—	(4,963)	4,963	—

Third-party revenues	$18,659	$2,825	$—	$21,484

Segment operating profit	$5,314	$2,251	$—	$7,565

Three months ended March 31, 2009 (Predecessor):
Total revenues	$22,275	$18,086	$(10,283)	$30,078
Inter-segment revenues	—	(10,283)	10,283	—

Third-party revenues	$22,275	$7,803	$—	$30,078

Segment operating profit (loss)	$(110,749)	$6,959	$—	$(103,790)

Identifiable assets:
March 31, 2010	$170,885	$156,919	$—	$327,804
December 31, 2009 (Predecessor)	$128,548	$155,107	$—	$283,655
     The following table reconciles segment operating profits reported above to income (loss) before income taxes and non-controlling interests (in thousands):

		Predecessor
			Three Months
	March 6, 2010 to	January 1, 2010	Ended March 31,
	March 31, 2010	to March 5, 2010	2009
Segment operating profit (loss) (1)	$3,970	$7,565	$(103,790)
General and administrative expenses	(3,154)	(5,735)	(7,882)
Gain (loss) from derivative financial instruments	18,573	25,246	39,464
Interest expense, net	(2,098)	(5,336)	(6,888)
Other income (expense), net	(281)	(4)	56

Income (loss) before income taxes and noncontrolling interests	$17,010	$21,736	$(79,040)

(1)	Segment operating profit represents total revenues less costs and expenses directly attributable thereto.
Note 11 — Subsequent Events
     On May 10, 2010, a tornado struck our oil producing property located just north of Seminole County in Central Oklahoma. The tornado destroyed a building housing one of our pump stations and the fiberglass tanks associated with it. It also did extensive damage to the power grid. We are currently assessing the full extent of the damage, although we do not believe the impact to be material to our operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     You should consider carefully the statements in Part I, Item 1A. “Risk Factors” of our 2009 Form 10-K and other sections of this Quarterly Report on Form 10-Q, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.
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

Overview of PostRock
     PostRock Energy Corporation (“PostRock”) is a Delaware corporation formed on July 1, 2009 solely for the purpose of effecting a recombination of Quest Resource Corporation (now named PostRock Energy Services Corporation) (“QRCP”), Quest Energy Partners, L.P. (now named PostRock MidContinent Production, LLC) (“QELP”) and Quest Midstream Partners, L.P. (now named PostRock Midstream, LLC) (“QMLP”). Prior to the consummation of the recombination on March 5, 2010, we did not conduct any business operations other than incidental to our formation and in connection with the transactions contemplated by the merger agreement for the recombination. Following the recombination, we own QRCP, QELP and QMLP as direct or indirect wholly-owned subsidiaries and have no significant assets other than the stock and other voting securities of our subsidiaries.
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
     Our principal operations and producing properties are located in the Cherokee Basin of southeastern Kansas and northeastern Oklahoma; Central Oklahoma; and West Virginia, Pennsylvania and New York in the Appalachian Basin. Our primary assets, as of March 31, 2010, consisted of natural gas wells, oil wells, development rights and natural gas gathering pipelines in the Cherokee Basin and Appalachian Basin, oil and natural gas wells and development rights in Central Oklahoma, and an interstate natural gas pipeline that transports natural gas from northern Oklahoma and western Kansas to the metropolitan Wichita and Kansas City markets.
     Unless the context requires otherwise, references to “we,” “us” and “our” are intended to mean and include the consolidated businesses and operations of QRCP and its subsidiaries (our “Predecessor”), including QELP and QMLP and their respective subsidiaries, for dates prior to March 6, 2010 and to the consolidated businesses and operations of PostRock and its subsidiaries (the “Successor”) for dates on or subsequent to March 6, 2010.
     Our highlights for the first quarter of 2010 include:
•	Successfully completed the recombination of QRCP, QELP and QMLP.

•	Completed and connected approximately 40 wells out of 108 previously drilled wells in the Cherokee Basin.

•	Drilled three vertical wells in Appalachia allowing us to retain valuable acreage.

•	Commenced initial production on our first vertical well drilled in Appalachia with initial production of approximately 1,800 Mcf/day.

•	Decreased debt by $1.5 million.

•	Generated cash flows from operations of $13.2 million.
Results of Operations
     The following discussion of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes, which are included elsewhere in this report. Our results of operations for the three months ended March 31, 2010 represent the combined results of our Predecessor and PostRock. The results of operations for the three months ended March 31, 2009 are those of our Predecessor.
     In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, we overstated the intercompany transportation revenue related to our natural gas pipeline segment and the corresponding intercompany transportation expense related to our oil and gas production segment by $2.2 million. As a result, our measure of segment profitability related to the natural gas pipeline segment was overstated by $2.2 million while segment profitability related to the oil and natural gas production segment was understated by the same amount. The error did not affect consolidated total revenues or net income for the period. Our disclosures herein reflect our correction of the misstatement discussed above.

     Operating segment data for the periods indicated are as follows (in thousands):

	Three Months Ended
	March 31,		Increase/
	2010 (1)	2009	(Decrease)
Revenues:
Oil and gas sales	$27,130	$22,275	$4,855	21.8%
Natural gas pipelines	11,896	18,086	(6,190)	(34.2)%
Elimination of inter-segment revenue	(7,714)	(10,283)	2,569	25.0%

Natural gas pipelines, net of inter-segment revenue	4,182	7,803	(3,621)	(46.4)%

Total segment revenues	$31,312	$30,078	$1,234	4.1%

Operating profit (loss):
Oil and gas production (2)	$7,924	$(110,749)	$118,673	107.2%
Natural gas pipelines	3,611	6,959	(3,348)	(48.1)%

Total segment operating profit (loss)	11,535	(103,790)	115,325	111.1%
General and administrative expenses	(8,889)	(7,882)	(1,007)	(12.8)%

Total operating income (loss)	$2,646	$(111,672)	$114,318	102.4%

(1)	Represents combined results of the Predecessor and PostRock.

(2)	Includes impairment of oil and gas properties of $102.9 million for the three months ended March 31, 2009.
     Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
Oil and Gas Production Segment
     Oil and gas production segment data for the periods indicated are as follows (in thousands, except unit and per unit data):

	Three Months Ended
	March 31,		Increase/
	2010 (1)	2009	(Decrease)
Oil and gas sales	$27,130	$22,275	$4,855	21.8%
Oil and gas production costs	$7,771	$7,686	$85	1.1%
Transportation expense (intercompany)	$7,714	$10,283	$(2,569)	(25.0)%
Depreciation, depletion and amortization	$3,721	$12,153	$(8,432)	(69.4)%
Production Data:
Natural gas production (Mmcf)	4,721	5,417	(696)	(12.8)%
Oil production (Mbbl)	18	20	(2)	(10.0)%
Total production (Mmcfe)	4,829	5,537	(708)	(12.8)%
Average daily production (Mmcfe/d)	53.7	61.5	(7.8)	(12.7)%

(1)	Represents combined results of the Predecessor and PostRock.

	Three Months Ended
	March 31,		Increase/
	2010	2009	(Decrease)
Average Sales Price per Unit:
Natural gas (Mcf)	$5.46	$3.83	$1.63	42.6%
Oil (Bbl)	$74.85	$75.05	$(0.20)	(0.3)%
Natural gas equivalent (Mcfe)	$5.62	$4.02	$1.60	39.8%
Average Unit Costs per Mcfe:
Production costs	$1.61	$1.39	$0.22	15.8%
Transportation expense (intercompany)	$1.60	$1.86	$(0.26)	(14.0)%
Depreciation, depletion and amortization	$0.77	$2.19	$(1.42)	(64.8)%
     Oil and Gas Sales. Oil and gas sales increased $4.9 million, or 21.8%, to $27.1 million during the three months ended March 31, 2010 from $22.3 million during the three months ended March 31, 2009. This increase was primarily due to an increase in average realized natural gas prices which resulted in increased revenues of $8.9 million, partially offset by lower production volumes, which decreased revenue by $4.0 million. Natural gas equivalent volumes declined to 4.8 Bcfe for the three months ended March 31, 2010, or 12.8%, from 5.5 Bcfe for the three months ended March 31, 2009. Prices increased due to favorable market conditions. Production decreased primarily due to a lack of development activity beginning in the latter part of 2008 through 2009 as we faced liquidity constraints. Our lack of development activity has resulted in a limited number of new wells coming online, causing us to rely on existing wells to sustain production. These wells have been subject to a natural decline in production. Our average realized prices on an equivalent basis (Mcfe) increased to $5.62 per Mcfe for the three months ended March 31, 2010, from $4.02 per Mcfe for the three months ended March 31, 2009.
     Oil and Gas Operating Expenses. Oil and gas operating expenses consist of oil and gas production costs and transportation expense. Oil and gas operating expenses decreased $2.5 million, or 13.8%, to $15.5 million for the three months ended March 31, 2010, from $18.0 million for the three months ended March 31, 2009.
     Oil and gas production costs, which include lease operating expenses, severance taxes and ad valorem taxes, increased $0.1 million, or 1.1%, to $7.8 million during the three months ended March 31, 2010, from $7.7 million during the three months ended March 31, 2009. The increase was primarily due to higher ad valorem taxes of $1.2 million partially offset by a $1.1 million reduction in lease operating expense. Production costs were $1.61 per Mcfe for the three months ended March 31, 2010 as compared to $1.39 per Mcfe for the three months ended March 31, 2009.
     Transportation expense decreased $2.6 million, or 25.0%, to $7.7 million during the three months ended March 31, 2010, from $10.3 million during the three months ended March 31, 2009. The decrease was primarily due to a decrease in the contracted transportation fee. Transportation expense was $1.60 per Mcfe for the three months ended March 31, 2010 as compared to $1.86 per Mcfe for the three months ended March 31, 2009.
     Depreciation, Depletion and Amortization. We are subject to variances in our depletion rates from period to period due to changes in our oil and natural gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our oil and natural gas properties. Our depreciation, depletion and amortization decreased approximately $8.4 million, or 69.4%, during the three months ended March 31, 2010 to $3.7 million from $12.2 million during the three months ended March 31, 2009. On a per unit basis, we had a decrease of $1.42 per Mcfe to $0.77 per Mcfe during the three months ended March 31, 2010 from $2.19 per Mcfe during the three months ended March 31, 2009. This decrease was primarily due to the impairment of our oil and gas properties in the first quarter of 2009 along with the impact to our reserves from higher prices in 2010, both of which decreased our rate per unit in the current quarter compared to the prior year quarter.
Natural Gas Pipelines Segment
     Natural gas pipelines segment data for the periods indicated are as follows (in thousands, except unit and per unit data):

	Three Months Ended
	March 31,
	2010 (1)	2009	Increase/ (Decrease)
Natural Gas Pipeline Revenue:
Gas pipeline revenue — Third Party	$4,182	$7,803	$(3,621)	(46.4)%
Gas pipeline revenue — Intercompany	7,714	10,283	(2,569)	(25.0)%

Total natural gas pipeline revenue	$11,896	$18,086	$(6,190)	(34.2)%
Pipeline operating expense	$6,739	$7,160	$(421)	(5.9)%
Depreciation and amortization expense	$1,546	$3,967	$(2,421)	(61.0)%
Throughput Data (Mmcf):
Throughput — Third Party	2,366	4,389	(2,023)	(46.1)%
Throughput — Intercompany	5,429	6,420	(991)	(15.4)%

Total throughput (Mmcf)	7,795	10,809	(3,014)	(27.9)%

(1)	Represents combined Predecessor and PostRock.
     Pipeline Revenue. Total natural gas pipeline revenue decreased $6.2 million, or 34.2%, to $11.9 million for the three months ended March 31, 2010 from $18.1 million for the three months ended March 31, 2009.

     Third party natural gas pipeline revenue decreased $3.6 million, or 46.4%, to $4.2 million during the three months ended March 31, 2010, from $7.8 million during the three months ended March 31, 2009. The decrease was primarily due to the loss of a significant customer, Missouri Gas and Electric (MGE), during the fourth quarter of 2009 along with a decline in third-party volumes transported on our Cherokee Basin gas gathering pipeline network.
     Intercompany natural gas pipeline revenue decreased $2.6 million, or 25.0%, to $7.7 million during the three months ended March 31, 2010, from $10.3 million during the three months ended March 31, 2009. The decrease was primarily due to a lower contracted rate in 2010 along with a decline in volume transported.
     Pipeline Operating Expense. Pipeline operating expense decreased $0.4 million, or 5.9%, to $6.7 million during the three months ended March 31, 2010, from $7.1 million during the three months ended March 31, 2009. The decrease was a result of lower operational costs related to our Cherokee Basin gas gathering pipeline network.
     Depreciation and Amortization. Depreciation and amortization expense decreased $2.4 million, or 61.0%, to $1.6 million during the three months ended March 31, 2010, from $4.0 million during the three months ended March 31, 2009. Depreciation and amortization was lower due to an impairment of $165.7 million on our long lived pipeline related assets recorded during the fourth quarter of 2009, which subsequently lowered the depreciable basis of these assets.
Unallocated Items
     General and Administrative Expenses. General and administrative expenses increased $1.0 million, or 12.8%, to $8.9 million during the three months ended March 31, 2010, from $7.9 million during the three months ended March 31, 2009. The increase is primarily due to a $1.6 million accrual for our estimate of settlement costs related to several lawsuits offset by lower variable compensation related expenses. Our estimate of settlement costs includes costs associated with our federal securities lawsuits as discussed in Part I, Item 1, Note 9—Commitments and Contingencies. As indicated in our discussion, an agreement to settle all of the securities lawsuits has been reached in principle. We are awaiting preparation and execution of a formal settlement agreement, which will be subject to Court approval. We are contributing $1 million to the proposed settlement of the lawsuits and have accrued additional sums to pay for anticipated further costs in connection with the lawsuits. There can be no assurance that we will finalize the settlement agreement or that the final settlement amount will equal the amount of the accrual.
     Gain from Derivative Financial Instruments. Gain from derivative financial instruments increased $4.3 million, or 10.9%, to $43.8 million for the three months ended March 31, 2010, from $39.5 million for the three months ended March 31, 2009. We recorded a $37.0 million unrealized gain and $6.8 million realized gain on our derivative contracts for the three months ended March 31, 2010 compared to a $22.6 million unrealized gain and $16.8 million realized gain for the three months ended March 31, 2009. Unrealized gains and losses are attributable to changes in oil and natural gas prices and volumes hedged from one period end to another.
     Interest expense, net. Interest expense, net, increased $0.5 million, or 7.9%, to $7.4 million during the three months ended March 31, 2010, from $6.9 million during the three months ended March 31, 2009. The increase is primarily due to a $1.9 million increase in amortization of debt issuance costs resulting from fees to amend our debt facilities in the latter part of 2009. Offsetting this increase were lower interest charges on outstanding debt due to a reduced level of outstanding debt.
Liquidity and Capital Resources
     Overview. Our operating cash flows have historically been driven by the quantities of our production of oil and natural gas and the prices received from the sale of this production and revenue generated from our pipeline operating activities. Prices of oil and natural gas have historically been very volatile and can significantly impact the cash from the sale of our oil and natural gas production. Use of derivative financial instruments helps mitigate this price volatility. Cash expenses also impact our operating cash flow and consist primarily of oil and natural gas property operating costs, severance and ad valorem taxes, interest on our indebtedness, general and administrative expenses and taxes on income. The following discussion of cash flows from various activities for the three months ended March 31, 2010 represents the combined cash flows of our Predecessor and of PostRock.
     Our primary sources of liquidity for the three months ended March 31, 2010 were cash generated from our operations and borrowings under our revolving credit facilities. At March 31, 2010, we had $27.4 million in cash and cash equivalents and the following outstanding amounts on our bank credit facilities:

QRCP:
Term Loan	$31,091
Revolving Line of Credit	5,700
Promissory Notes	1,292
QELP:
Quest Cherokee Credit Agreement	141,000
Second Lien Loan Agreement	29,969
QMLP:
Credit Agreement	118,728
Notes payable to banks and finance companies	57

Total debt	327,837

     Cash Flows from Operating Activities. Cash flows provided by operating activities totaled $13.5 million for the three months ended March 31, 2010 compared to $13.3 million for the three months ended March 31, 2009.
     Cash Flows from Investing Activities. Cash flows used in investing activities totaled $4.4 million for the three months ended March 31, 2010 as compared to cash flows provided by investing activities of $4.8 million for the three months ended March 31, 2009. The decrease in cash flows from investing activities was due to proceeds from the sale of oil and natural gas properties in Lycoming County, Pennsylvania for $8.7 million in February 2009. Capital expenditures were $4.5 million and $4.0 million for the three months ended March 31, 2010 and 2009, respectively. The following table sets forth our capital expenditures, on an accrual basis, by major categories for the three months ended March 31, 2010:

Three Months Ended
March 31, 2010
(In thousands)
Combined capital expenditures:
Leasehold acquisition	$253
Development	3,593
Pipelines	3,137
Other items	995

Total capital expenditures	$7,978

     Cash Flows from Financing Activities. Cash flows used in financing activities totaled $2.6 million for the three months ended March 31, 2010 as compared to cash flows used in financing activities of $4.8 million for the three months ended March 31, 2009. The cash used in financing activities during 2010 was primarily due to the repayment of $4.0 million of bank borrowings partially offset by proceeds from borrowings under our revolving credit facility of $1.4 million. Cash used for the three months ended March 31, 2009 was primarily due to the repayment of $4.9 million of bank borrowings.
     Working Capital. At March 31, 2010, we had current assets of $86.8 million. Our working capital (current assets minus current liabilities, excluding the short-term derivative asset and liability of $28.8 million and $2.1 million, respectively) was a deficit of $284.5 million at March 31, 2010, compared to a working capital deficit (excluding the short-term derivative asset and liability of $10.6 million and $1.4 million, respectively) of $282.7 million at December 31, 2009.
Sources of Liquidity in 2010 and Capital Requirements
     While we successfully negotiated amendments to our various credit facilities allowing us to accomplish the recombination, current payment obligations under these facilities as of March 31, 2010 were $310.1 million, of which $2.4 million was paid in April 2010. In addition, we currently anticipate our required payment on July 11, 2010 under the QRCP credit facility discussed below to be approximately $21 million, which includes accrued interest and fees associated with the facility. We also anticipate receiving notification of a borrowing base deficiency under QELP’s credit agreement, discussed below, by May 15, 2010. Upon receipt of such notice, we will have ten days to notify our lenders of our decision to remediate the deficiency either with a single payment or with two monthly installments to commence within 30 days of our notification. Based on preliminary discussions with the lenders’ administrative agent, our current estimate of the borrowing base deficiency is approximately $14 million. QELP expects to be able to make any required payments resulting from the borrowing base deficiency out of existing funds. In addition to prepayments arising from any borrowing base deficiency, QELP may also be required to make additional prepayments arising from the excess cash flow provision (as defined) under its credit agreement and is required to lower the outstanding balance to an amount no greater than $141 million, $138 million and $134 million at the end of each remaining calendar quarter in the current year. We and our financial advisor are actively pursuing the refinancing of our credit facilities, which could include the issuance of a significant amount of equity capital. There can be no assurance that we will be successful in these efforts or that we will have sufficient funds to pay these amounts when they come due, which raises substantial doubt as to our ability to continue as a going concern.
Credit Facilities
     The following is a brief description of our debt facilities. The terms of our credit facilities are described in greater detail within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources of our 2009 Form 10-K.
QRCP
     QRCP entered into a second amended and restated credit agreement with Royal Bank of Canada (“RBC”) on September 11, 2009. At the time of the amendment, QRCP’s credit agreement included a term loan, an $8.0 million revolving line of credit and three promissory notes. On March 19, 2010, QRCP obtained a consent extending the deadline for delivering audited financial statements, as required by the agreement, for an additional 45 days to May 14, 2010. We have completed and delivered the required financial statements to our lenders. The maturity date of the term loan is January 11, 2012. The maturity date of the revolving line of credit and promissory notes is July 11, 2010. As of April 30, 2010, the balance of the term loan was $31.1 million and of the promissory notes was $1.3 million along with total accrued interest of $0.4 million. The balance on the revolving line of credit was $6.4 million with $1.6 million available for additional borrowing.
QELP
     Quest Cherokee Credit Agreement. QELP is a party, as a guarantor, to an amended and restated credit agreement with its wholly-owned subsidiary, Quest Cherokee, LLC (“Quest Cherokee”), as the borrower, RBC, as administrative agent and collateral agent, KeyBank National Association, as documentation agent and the lenders party thereto. On March 26, 2010, QELP obtained a consent extending the deadline for delivering audited financial statements, as required by the agreement, for an additional 45 days to May 14, 2010. We have completed and delivered the audited financial statements to our lenders. The maturity date of the Quest Cherokee credit agreement is March 31, 2011. The outstanding balance under the credit agreement was $138.6 million as of April 30, 2010 with no available capacity.
Second Lien Loan Agreement. QELP and Quest Cherokee are parties to a $45 million second lien loan agreement. On March 25, 2010, QELP obtained a consent extending the deadline for delivering audited financial statements, as required by the agreement, for an additional 45 days to May 14, 2010. We have completed and delivered the audited financial statements to our lenders. The maturity date of the second lien loan agreement is March 31, 2011. The outstanding balance under the loan was $30.0 million as of April 30, 2010.
QMLP
QMLP and Bluestem Pipeline, LLC, as borrowers, entered into a third amendment to the amended and restated QMLP credit agreement on December 17, 2009. In connection with the December 17, 2009 amendment, the QMLP credit agreement was converted to a term loan and no future borrowings are permitted under the QMLP credit agreement. On March 25, 2010, QMLP obtained a consent extending the deadline for delivering audited financial statements, as required by the agreement, for an additional 45 days to May 14, 2010. We have completed and delivered the audited financial statements to our lenders. The maturity date of the QMLP credit agreement is March 31, 2011. As of April 30, 2010, the outstanding principal amount of the QMLP credit agreement was $118.7 million with $1.0 million of capacity available only for letters of credit.
     As a result of the expiration of MGE’s firm transportation contract with the KPC Pipeline and the decrease in 2010 in the gathering and compression fees charged under the midstream services agreement between QELP and a subsidiary of QMLP as a result of the low natural gas prices in 2009, QMLP may not be in compliance with the total leverage ratio covenant commencing with the second quarter of 2010, if it is not able to reduce its expected total indebtedness as of June 30, 2010 and/or increase its anticipated EBITDA for the quarter ended June 30, 2010. If QMLP were to default, the lenders could accelerate the entire amount due under the QMLP credit agreement.
Contractual Obligations
     We have numerous contractual commitments in the ordinary course of business, debt service requirements and operating lease commitments. Our commitments as of December 31, 2009, are disclosed within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations of our 2009 Form 10-K. On February 2010, we extended an investment advisory service agreement, that would have otherwise expired, for an additional five months in exchange for monthly payments of $50,000. We also entered into an equity financing advisory agreement in February 2010 that would require a minimum payment of $750,000 payable on June 30, 2010. Other than the preceding contracts, there are no other material changes to our commitments since December 31, 2009.
Off-balance Sheet Arrangements
     At March 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Commodity Price Risk
     Our most significant market risk relates to the prices we receive for our oil and natural gas production. In light of the historical volatility of these commodities, we periodically have entered into, and expect in the future to enter into, derivative arrangements aimed at reducing the variability of oil and natural gas prices we receive for our production.
     The following table summarizes the estimated volumes, fixed prices and fair value attributable to oil and gas derivative contracts as of March 31, 2010:

	Remainder of	Year Ending December 31,
	2010	2011	2012	2013	Total

Natural Gas Swaps:
Contract volumes (Mmbtu)	12,251,218	13,550,302	11,000,004	9,000,003	45,801,527
Weighted-average fixed price per Mmbtu	$5.97	$6.80	$7.13	$7.28	$6.75
Fair value, net	$22,782	$20,509	$14,723	$10,141	$68,155
Basis Swaps:
Contract volumes (Mmbtu)	2,834,118	8,549,998	9,000,000	9,000,003	29,384,119
Weighted-average fixed price per Mmbtu	$(0.65)	$(0.67)	$(0.70)	$(0.71)	$(0.69)
Fair value, net	$(1,239)	$(3,756)	$(3,660)	$(2,982)	$(11,637)
Crude Oil Swaps:
Contract volumes (Bbl)	22,500	—	—	—	22,500
Weighted-average fixed price per Bbl	$87.50	$—	$—	$—	$87.50
Fair value, net	$57	$—	$—	$—	$57

Total fair value, net	$21,600	$16,753	$11,063	$7,159	$56,575

ITEM 4. CONTROLS AND PROCEDURES
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
     In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of the current principal executive officer and current principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. While significant improvements have been implemented, we identified material weaknesses in our internal control over financial reporting, as discussed below, primarily due to the inability to sufficiently test newly implemented controls. As a result, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2010. Notwithstanding this determination, our management believes that the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, and results of operations and cash flows as of the dates and for the periods presented, in conformity with GAAP.
     In connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2009, our management, under the supervision and with the participation of our principal executive officer and principal financial officer at the time, conducted an evaluation of the effectiveness of our internal control over financial reporting as more fully disclosed in Item 9A(T) of the annual report.
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
Changes in Internal Control Over Financial Reporting
     During 2009 and 2010, we implemented certain measures to improve our internal control over financial reporting and to remediate previously identified material weaknesses:
     (a) Appointed a new management team which, under the direction of the Board of Directors, was tasked with achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity. In May 2009, Mr. David Lawler was appointed Chief Executive Officer (our principal executive officer); in January 2010, Mr. Stephen DeGiusti was appointed General Counsel and Chief Compliance Officer, and in March 2010, Mr. Jack Collins was appointed Chief Financial Officer and Mr. David Klvac was appointed Chief Accounting Officer;
     (b) Hired additional experienced accounting personnel with specific experience in (1) financial reporting for public companies; (2) preparation of consolidated financial statements; (3) oil and gas property and pipeline asset accounting; (4) inter-company accounts and investments in subsidiaries; and (5) revenue accounting;
     (c) Implemented the practice of reviewing operating financial statements with members of our operations groups and consolidated financial statements with senior management, the audit committee of the board of directors, and the full board of directors;
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
     Other than the measures discussed above, there were no changes in our internal control over financial reporting that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     See Part I, Item 1, Note 9 to our condensed consolidated financial statements entitled “Commitments and Contingencies,” which is incorporated herein by reference.
ITEM 1A. RISK FACTORS.
     For additional information about our risk factors, see Item 1A. “Risk Factors” in our 2009 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None.
ITEM 5. OTHER INFORMATION.
     Under the caption “Executive Compensation—Compensation Discussion and Analysis—2010 PostRock Compensation Actions” included in Item 11 of Part III of the amendment to our Annual Report on Form 10-K/A for the year ended December 31, 2009, we incorrectly reported that, for 2010, subject to negative adjustment, the potential bonus amount, as a percentage of base salary, for David Lawler, Jack Collins and Tom Saunders under our Management Incentive Plan for 2010 was 42% if the achievement of our performance goals was 100% of target. The actual potential bonus amount for these executive officers at that achievement level is 50%.

ITEM 6. EXHIBITS

3.1*	Restated Certificate of Incorporation of PostRock (incorporated herein by reference to Exhibit 3.1 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

3.2*	Bylaws of PostRock (as amended as of March 5, 2010) (incorporated herein by reference to Exhibit 3.2 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

10.1*	Registration Rights Agreement dated March 5, 2010, between PostRock Energy Corporation, Alerian Opportunity Partners IV, LP, Alerian Opportunity Partners IX, L.P., Alerian Focus Partners, LP, Alerian Capital Partners, LP, Swank MLP Convergence Fund, LP, Swank Investment Partners, LP, The Cushing MLP Opportunity Fund I, LP, The Cushing GP Strategies Fund, LP, Bel Air MLP Energy Infrastructure Fund, LP, Tortoise Capital Resources Corporation and Tortoise North American Energy Corporation (incorporated herein by reference to Exhibit 10.1 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

10.2*	Second Amendment to Pledge and Security Agreement dated March 5, 2010, by PostRock Energy Services Corporation (formerly known as Quest Resource Corporation) for the benefit of Royal Bank of Canada (incorporated herein by reference to Exhibit 10.2 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

10.3*	Release Agreement (QMLP and QMGP Equity Lien Release) dated March 5, 2010, by Royal Bank of Canada in favor of Quest Resource Corporation (incorporated herein by reference to Exhibit 10.3 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

10.4*	Release Agreement (QELP and QEGP Equity Lien Release) dated March 5, 2010, by Royal Bank of Canada in favor of Quest Resource Corporation (incorporated herein by reference to Exhibit 10.4 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

10.5*	First Lien Senior Pledge and Security Agreement dated March 5, 2010, by PostRock Energy Services Corporation (formerly known as Quest Resource Corporation) for the benefit of Royal Bank of Canada (incorporated herein by reference to Exhibit 10.5 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

10.6*	Guaranty dated March 5, 2010, by PostRock Energy Corporation and PostRock Energy Services Corporation (formerly known as Quest Resource Corporation) for the benefit of Royal Bank of Canada (incorporated herein by reference to Exhibit 10.6 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

10.7*	Second Lien Senior Pledge and Security Agreement dated March 5, 2010, by PostRock Energy Services Corporation (formerly known as Quest Resource Corporation) for the benefit of Royal Bank of Canada (incorporated herein by reference to Exhibit 10.7 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

10.8*	Guaranty dated March 5, 2010, by PostRock Energy Corporation and PostRock Energy Services Corporation (formerly known as Quest Resource Corporation) for the benefit of Royal Bank of Canada (incorporated herein by reference to Exhibit 10.8 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

10.9*	Pledge and Security Agreement dated March 5, 2010, by PostRock Energy Services Corporation (formerly known as Quest Resource Corporation) for the benefit of Royal Bank of Canada (incorporated herein by reference to Exhibit 10.9 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

10.10*	Guaranty dated March 5, 2010, by PostRock Energy Corporation and PostRock Energy Services Corporation (formerly known as Quest Resource Corporation) for the benefit of Royal Bank of Canada (incorporated herein by reference to Exhibit 10.10 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

10.11*	Assignment and Amendment Agreement dated March 5, 2010, between PostRock Energy Corporation, Quest Resource Corporation and David C. Lawler (incorporated herein by reference to Exhibit 10.11 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

10.12*	Assignment and Amendment Agreement dated March 5, 2010, between PostRock Energy Corporation, Quest Resource Corporation and Eddie M. LeBlanc, III (incorporated herein by reference to Exhibit 10.12 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

10.13*	Assignment and Amendment Agreement dated March 5, 2010, between PostRock Energy Corporation, Quest Resource Corporation and Jack Collins (incorporated herein by reference to Exhibit 10.13 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

10.14*	Assignment and Amendment Agreement dated March 5, 2010, between PostRock Energy Corporation, Quest Resource Corporation and Richard Marlin (incorporated herein by reference to Exhibit 10.14 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

10.15	Restricted Share Unit Award Agreement dated April 26, 2010, between PostRock Energy Corporation and Douglas Strickland.

10.16	Restricted Shares Award Agreement dated April 26, 2010, between PostRock Energy Corporation and David C. Lawler.

31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

PLEASE NOTE: Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed or incorporated by reference the agreements referenced above as exhibits to this Quarterly Report on Form 10-Q. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules no included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of May, 2010.

PostRock Energy Corporation
By:	/s/ David C. Lawler
David C. Lawler
Chief Executive Officer and President

By:	/s/ Jack T. Collins
Jack T. Collins
Chief Financial Officer

By:	/s/ David J. Klvac
David J. Klvac
Chief Accounting Officer