Form 10-Q
period 2010-06-30
PostRock Energy Corp
filed 2010-08-10
CIK 1473061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
Commission file number: 001-34635
POSTROCK ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	27-0981065
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 2, 2010, there were 8,053,008 shares of common stock of PostRock Energy Corporation outstanding.

POSTROCK ENERGY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
POSTROCK ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

		(Predecessor)
	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,579	$20,884
Restricted cash	565	718
Accounts receivable — trade, net	10,425	13,707
Other receivables	676	2,269
Other current assets	6,391	8,141
Inventory	7,375	9,702
Current derivative financial instrument assets	23,722	10,624

Total current assets	68,733	66,045
Oil and gas properties under full cost method of accounting, net	44,848	40,478
Pipeline assets, net	139,016	136,017
Other property and equipment, net	18,688	19,433
Other assets, net	2,407	2,727
Long-term derivative financial instrument assets	32,855	18,955

Total assets	$306,547	$283,655

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,876	$10,852
Revenue payable	4,792	5,895
Accrued expenses	11,304	11,417
Current portion of notes payable	305,191	310,015
Current derivative financial instrument liabilities	1,676	1,447

Total current liabilities	336,839	339,626

Long-term derivative financial instrument liabilities	6,406	8,569
Other liabilities	6,834	6,552
Notes payable	16,254	19,295

Commitments and contingencies
Equity:
Preferred stock of Predecessor, $0.001 par value; authorized shares — 50,000,000; none issued and outstanding		—
Common stock of Predecessor, $0.001 par value; authorized shares — 200,000,000; issued —32,160,121; outstanding —31,981,317		33
Preferred stock, $0.01 par value; authorized shares — 5,000,000; none issued and outstanding	—
Common stock, $0.01 par value; authorized shares — 40,000,000; issued and outstanding —8,053,008	80
Additional paid-in capital	368,346	299,010
Treasury stock, at cost		(7)
Accumulated deficit	(428,212)	(447,413)

Total stockholders’ deficit before non-controlling interests	(59,786)	(148,377)
Non-controlling interests		57,990

Total equity	(59,786)	(90,387)

Total liabilities and equity	$306,547	$283,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

		(Predecessor)		(Predecessor)
	Three Months	Three Months			Six Months
	Ended June	Ended June	March 6, 2010 to	January 1, 2010	Ended June
	30, 2010	30, 2009	June 30, 2010	to March 5, 2010	30, 2009
Revenue:
Oil and gas sales	$20,120	$16,107	$28,591	$18,659	$38,382
Gas pipeline revenue	3,706	7,586	5,063	2,825	15,389

Total revenues	23,826	23,693	33,654	21,484	53,771
Costs and expenses:
Oil and gas production	7,024	7,274	9,529	5,266	14,960
Pipeline operating	6,645	6,861	8,895	4,489	14,021
General and administrative	7,960	10,486	11,114	5,735	18,368
Depreciation, depletion and amortization	4,905	9,086	6,008	4,164	25,206
Impairment of oil and gas properties	—	—	—	—	102,902
Recovery of misappropropriated funds	—	(3,397)	—	—	(3,397)

Total costs and expenses	26,534	30,310	35,546	19,654	172,060

Operating income (loss)	(2,708)	(6,617)	(1,892)	1,830	(118,289)
Other income (expense):
Gain (loss) from derivative financial instruments	(605)	(17,138)	17,968	25,246	22,326
Other income (expense), net	51	83	(230)	(4)	139
Interest expense, net	(6,325)	(6,858)	(8,423)	(5,336)	(13,746)

Total other income (expense)	(6,879)	(23,913)	9,315	19,906	8,719

Income (loss) before income taxes and non-controlling interests	(9,587)	(30,530)	7,423	21,736	(109,570)
Income tax expense	—	—	—	—	—

Net income (loss)	(9,587)	(30,530)	7,423	21,736	(109,570)
Net (income) loss attributable to non-controlling interest	—	12,511	—	(9,958)	40,165

Net income (loss) attributable to controlling interest	$(9,587)	$(18,019)	$7,423	$11,778	$(69,405)

Net income (loss) per common share:
Basic	$(1.19)	$(0.57)	$0.92	$0.37	$(2.18)
Diluted	$(1.19)	$(0.57)	$0.91	$0.36	$(2.18)
Weighted average shares outstanding:
Basic	8,049	31,868	8,047	32,137	31,799

Diluted	8,049	31,868	8,116	32,614	31,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

		(Predecessor)
			Six Months
	March 6, 2010 to	January 1, 2010	Ended June
	June 30, 2010	to March 5, 2010	30, 2009
Cash flows from operating activities:
Net income (loss)	$7,423	$21,736	$(109,570)
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation, depletion and amortization	6,008	4,164	25,206
Stock-based compensation	634	808	819
Impairment of oil and gas properties	—	—	102,902
Amortization of deferred loan costs	1,558	2,094	2,097
Change in fair value of derivative financial instruments	(7,359)	(21,573)	41,154
Loss (gain) on disposal of property and equipment	140	—	—
Non-cash portion of recovery of misappropriated funds	—	—	(977)
Other non-cash changes to items affecting net income	111	—	—
Change in assets and liabilities:
Accounts receivable	3,519	(237)	1,322
Other receivables	579	1,014	2,336
Other current assets	(2,305)	466	386
Other assets	(3)	2	116
Accounts payable	646	(83)	(16,152)
Revenue payable	(946)	(157)	480
Accrued expenses	1,710	983	1,817
Other long-term liabilities	(9)	—	(1)
Other	—	—	(57)

Cash flows from operating activities	11,706	9,217	51,878

Cash flows from investing activities:
Restricted cash	154	(1)	(201)
Proceeds from sale of oil and gas properties	101	—	8,730
Equipment, development, leasehold and pipeline	(9,944)	(2,282)	(5,256)

Cash flows from investing activities	(9,689)	(2,283)	3,273

Cash flows from financing activities:
Proceeds from bank borrowings	—	—	1,430
Repayments of bank borrowings	(13,215)	(41)	(9,662)
Proceeds from revolver	2,100	900	—
Repayments of revolver note	—	—	(17,902)
Refinancing costs	—	—	(389)

Cash flows from financing activities	(11,115)	859	(26,523)

Net increase (decrease) in cash	(9,098)	7,793	28,628
Cash and cash equivalents beginning of period	28,677	20,884	13,785

Cash and cash equivalents end of period	$19,579	$28,677	$42,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

POSTROCK ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Amounts subsequent to December 31, 2009 are unaudited)
(in thousands)

						Total
						Stockholders’
	Common		Additional			Deficit Before
	Shares	Common	Paid-in	Treasury	Accumulated	Non-controlling	Non-controlling	Total
	Issued	Stock	Capital	Stock	Deficit	Interests	Interests	Equity
Predecessor:
Balance, December 31, 2009	32,160,121	$33	$299,010	$(7)	$(447,413)	$(148,377)	$57,990	$(90,387)
Stock based compensation	(1,687)	—	210	—	—	210	598	808
Net income	—	—	—	—	11,778	11,778	9,958	21,736

Balance, March 5, 2010	32,158,434	$33	$299,220	$(7)	$(435,635)	$(136,389)	$68,546	$(67,843)

Successor:
Balance, March 6, 2010	—	$—	$—	$—	$—	$—	$—	$—
Issuance to Predecessor shareholders upon recombination	1,847,458	18	299,228	—	(435,635)	(136,389)	—	(136,389)
Issuance to Predecessor noncontrolling interests upon recombination	6,191,516	62	68,484	—	—	68,546	—	68,546
Stock based compensation	14,034	—	634	—	—	634	—	634
Net income	—	—	—	—	7,423	7,423	—	7,423

Balance, June 30, 2010	8,053,008	$80	$368,346	$—	$(428,212)	$(59,786)	$—	$(59,786)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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
     The Company is an integrated independent energy company involved in the acquisition, development, gathering, transportation, exploration, and production of oil and natural gas. Its principal operations and producing properties are located in the Cherokee Basin of southeastern Kansas and northeastern Oklahoma and the Appalachian Basin in West Virginia and New York. The Company’s Appalachian Basin operations are primarily focused on the development of the Marcellus Shale. Its Cherokee Basin operations are currently focused on developing coal bed methane (“CBM”) gas production, which is served by a gas gathering pipeline network owned by the Company. The Company also owns an interstate natural gas transmission pipeline.
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
     The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Going Concern
     The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business, though such an assumption may not be true. We have incurred significant losses from 2003 through 2009, mainly attributable to operations, the impairment of our assets, legal restructurings, financings, the legal and operational structure that existed prior to recombination, expenditures resulting from the investigation related to the misappropriation of funds by our former chief executive officer and our recent recombination activities. While we successfully negotiated amendments to our various credit facilities allowing us to accomplish the recombination, our current debt obligations as of June 30, 2010 were $305.2 million, of which $6.8 million was paid in July 2010. A payment due on July 11, 2010 under the QRCP credit facility of $20.5 million, which includes accrued interest and fees, was extended by our lender to October 9, 2010. We recently remediated a borrowing base deficiency of $13.6 million on our QELP credit facility using available funds and as a result, our cash balance has decreased to approximately $14.6 million as of August 2, 2010. In addition to prepayments arising from any borrowing base deficiency, QELP may also be required to make additional prepayments arising from the excess cash flow provision (as defined) under its credit agreement. We are actively pursuing the refinancing of our credit facilities, which could include the issuance of a significant amount of equity capital. There can be no assurance that we will be successful in these efforts or that we will have sufficient funds to pay these amounts when they come due, which raises substantial doubt as to our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
     In January 2010, the FASB released Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The update requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established under FASB ASC 820. The update also requires separate presentation (on a gross basis rather than as one net number) about purchases, sales, issuances, and settlements within the reconciliation of activity in Level 3 fair value measurements. The guidance is effective for any fiscal period beginning after December 15, 2009 except for the requirement to separately disclose purchases, sales, issuances, and settlements, which will be effective for any fiscal period beginning after December 15, 2010. The Company adopted the provisions of this update relating to disclosure on movement of assets among Levels 1 and 2 beginning with the quarter ended March 31, 2010. Other than additional disclosure required by the update, there was no material impact on our financial statements.
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

Note 2 — Long-Term Debt
     The following is a summary of our long-term debt as of the dates indicated (in thousands):

		(Predecessor)
	June 30,	December 31,
	2010	2009
Borrowings under bank senior credit facilities:
QRCP:
Term Loan	$32,118	$30,108
Revolving Line of Credit	7,300	4,300
Promissory Notes	1,334	1,250
QELP:
Quest Cherokee Credit Agreement	131,800	145,000
Second Lien Loan Agreement	30,118	29,821
QMLP:
Credit Agreement	118,728	118,728
Notes payable to banks and finance companies	47	103

Total debt	321,445	329,310
Less current maturities included in current liabilities	305,191	310,015

Total long-term debt	$16,254	$19,295

     The terms of our credit facilities are described within Item 8. Financial Statement and Supplementary Data in the 2009 Form 10-K. Upon closing of the recombination, the maturities of QELP’s and QMLP’s debt agreements were extended to March 31, 2011. During the first six months of 2010, $3.0 million was borrowed on QRCP’s revolving line of credit, the outstanding amounts under QRCP’s term loan and promissory notes were increased by a total of $2.1 million from the accrual of interest and $13.2 million was repaid on the Quest Cherokee Credit Agreement. On June 11, 2010 the borrowing base on the Quest Cherokee Credit Agreement was reduced to $125 million. QELP eliminated the borrowing base deficiency of $13.6 million using available cash in two equal installments of $6.8 million made in June and July 2010.
     On July 11, 2010, we obtained an amendment to our PostRock Energy Services Corporation Second Amended and Restated Credit Agreement (the “QRCP Credit Agreement”). As indicated in the table above, this agreement consists of a term loan, a revolving line of credit and promissory notes. Under the terms of the amendment, the maturity date and the date to fulfill the conditions of the QRCP Credit Agreement loans that were scheduled to mature on July 11, 2010, were extended to October 9, 2010. The amendment effectively extended a $20.5 million payment due on July 11, 2010 to October 9, 2010. The other terms of the QRCP Credit Agreement, including the January 12, 2012 maturity date of the term loan, were unchanged and no amendment fee was paid.
     Based on our operating results for the six months ended June 30, 2010 we were not in compliance with the interest coverage and total leverage ratio covenants of our QMLP credit agreement. In August 2010, the required lenders under the QMLP credit agreement agreed to waive these financial covenant events of default until September 15, 2010.
Note 3 — Derivative Financial Instruments
     We are exposed to commodity price risk, and management believes it prudent to periodically reduce our exposure to cash-flow variability resulting from this volatility. Accordingly, we enter into certain derivative financial instruments in order to manage exposure to commodity price risk inherent in our oil and gas production operations. Specifically, we may utilize futures, swaps and options. Futures contracts and commodity swap agreements are used to fix the price of expected future oil and gas sales at major industry trading locations, such as Henry Hub, Louisiana for gas and Cushing, Oklahoma for oil. Basis swaps are used to fix or float the price differential between the price of gas at Henry Hub and various other market locations. Options are used to fix a floor and a ceiling price (collar) for expected future oil and gas sales. Derivative financial instruments are also used to manage commodity price risk inherent in customer pricing requirements and to fix margins on the future sale of natural gas.
     Settlements of any exchange-traded contracts are guaranteed by the New York Mercantile Exchange (NYMEX) or the Intercontinental Exchange and are subject to nominal credit risk. Over-the-counter traded swaps, options and physical delivery contracts expose us to credit risk to the extent the counterparty is unable to satisfy its settlement commitment. We monitor the creditworthiness of each counterparty and assess the impact, if any, on fair value. In addition, we routinely exercise our contractual right to net realized gains against realized losses when settling with our swap and option counterparties. A material portion of our derivative positions are with BP Corporation North America Inc, a subsidiary of BP Plc (“BP”) of which we have a net asset position. As a result of the explosion and oil spill in the Gulf of Mexico in April 2010, BP is faced with unprecedented liabilities for the ecological and economic effects of the spill. Its credit rating has been downgraded by the major rating agencies and may be subject to further downgrades if costs associated with the oil spill continue to escalate. We have incorporated the increase in BP’s credit risk into the fair value estimates of our contracts with BP by increasing the risk premium component of the discount rate on the resulting expected cash flows.
     We account for our derivative financial instruments in accordance with FASB ASC 815 Derivatives and Hedging. FASB ASC 815 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. FASB ASC Topic 815 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met, or exemptions for normal purchases and normal sales (“NPNS”) as permitted by FASB ASC 815 exist. We do not designate our derivative financial instruments as hedging instruments for financial accounting purposes, and, as a result, we recognize the change in the respective instruments’ fair value currently in earnings. In accordance with FASB ASC 815, the table below outlines the classification of our derivative financial instruments on our condensed consolidated balance sheets and their financial impact in our condensed consolidated statements of operations as of and for the periods indicated (in thousands):
Fair Value of Derivative Financial Instruments

			(Predecessor)
		June 30,	December 31,
Derivative Financial Instruments	Balance Sheet location	2010	2009
Commodity contracts	Current derivative financial instrument asset	$23,722	$10,624
Commodity contracts	Long-term derivative financial instrument asset	32,855	18,955
Commodity contracts	Current derivative financial instrument liability	(1,676)	(1,447)
Commodity contracts	Long-term derivative financial instrument liability	(6,406)	(8,569)

		$48,495	$19,563

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

				(Predecessor)
	Three Months	Three Months	March 6, 2010	January 1,	Six Months
	Ended June	Ended June	to June 30,	2010 to March	Ended June
	30, 2010	30, 2009	2010	5, 2010	30, 2009
Realized gains (losses)	$7,475	$46,646	$10,609	$3,673	$63,480
Unrealized gains (losses)	(8,080)	(63,784)	7,359	21,573	(41,154)

Total	$(605)	$(17,138)	$17,968	$25,246	$22,326

     The following table summarizes the estimated volumes, fixed prices and fair values attributable to oil and gas derivative contracts as of June 30, 2010:

	Remainder of	Year Ending December 31,
	2010	2011	2012	2013	Total
Natural Gas Swaps:
Contract volumes (Mmbtu)	8,197,178	13,550,302	11,000,004	9,000,003	41,747,487
Weighted-average fixed price per Mmbtu	$6.05	$6.80	$7.13	$7.28	$6.84
Fair value, net	$12,510	$20,149	$14,195	$9,567	$56,421
Basis Swaps:
Contract volumes (Mmbtu)	1,896,282	8,549,998	9,000,000	9,000,003	28,446,283
Weighted-average fixed price per Mmbtu	$(0.66)	$(0.67)	$(0.70)	$(0.71)	$(0.69)
Fair value, net	$(475)	$(2,589)	$(2,642)	$(2,377)	$(8,083)
Crude Oil Swaps:
Contract volumes (Bbl)	15,000	—	—	—	15,000
Weighted-average fixed price per Bbl	$87.50	$—	$—	$—	$87.50
Fair value, net	$157	$—	$—	$—	$157

Total fair value, net	$12,192	$17,560	$11,553	$7,190	$48,495
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
     ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established under FASB ASC 820. There were no movements between Levels 1 and 2 for the three month or six month periods ending June 30, 2010 and 2009.
     The following table sets forth, by level within the fair value hierarchy, our assets and liabilities that were measured at fair value on a recurring basis as of the dates indicated (in thousands):

	Level	Level	Level	Total Net Fair
	1	2	3	Value
June 30, 2010
Commodity derivatives — assets	$—	$37,533	$19,044	$56,577
Commodity derivatives — liabilities	$—	$—	$(8,082)	$(8,082)

Total	$—	$37,533	$10,962	$48,495

December 31, 2009 (Predecessor)
Commodity derivatives — assets	$—	$18,033	$11,546	$29,579
Commodity derivatives — liabilities	$—	$—	$(10,016)	$(10,016)

Total	$—	$18,033	$1,530	$19,563

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
     The following table sets forth a reconciliation of changes in the fair value of risk management assets and liabilities classified as Level 3 in the fair value hierarchy (in thousands):

		Predecessor
	March 6, 2010 to	January 1, 2010 to	Six Months Ended
	June 30, 2010	March 5, 2010	June 30, 2009
Balance at beginning of period	$5,455	$1,530	$60,947
Realized and unrealized gains included in earnings	13,713	7,254	19,695
Purchases, sales, issuances, and settlements	(8,206)	(3,329)	(56,791)
Transfers into and out of Level 3	—	—	—

Balance at end of period	$10,962	$5,455	$23,851

Note 5 — Asset Retirement Obligations
     The following table reflects the changes to our asset retirement liability for the period indicated (in thousands):

		(Predecessor)
	March 6, 2010	January 1, 2010
	to June 30, 2010	to March 5, 2010
Asset retirement obligations at beginning of period	$6,648	$6,552
Liabilities incurred	3	—
Liabilities settled	(10)	(1)
Accretion	193	97
Revisions in estimated cash flows	—	—

Asset retirement obligations at end of period	$6,834	$6,648

Note 6 — Equity and Earnings per Share
     Share-Based Payments — Immediately prior to the recombination, there were 1,155,327 restricted shares of QRCP, 945,593 phantom units of QELP and 732,784 restricted units of QMLP that were unvested. In the recombination, 118,816 restricted shares of QRCP, 7,500 phantom units of QELP and 67,838 restricted units of QMLP were subject to immediate vesting immediately prior to the closing and, at closing, these awards converted to 36,416 shares of PostRock common stock. PostRock’s predecessor and the predecessor’s consolidated subsidiaries recognized $0.4 million of compensation expense related to the accelerated vesting discussed above. All remaining unvested awards were converted to 595,923 PostRock restricted share awards. In addition, 670,000 of QRCP stock options converted to 38,525 PostRock stock options upon effectiveness of the recombination. For the three months ended June 30, 2010, total share-based compensation related to stock awards and options of PostRock or its predecessor and consolidated subsidiaries of its predecessor was $0.6 million compared to $0.3 million for the three months ended June 30, 2009. The share based compensation expense was $1.4 million and $0.8 million for the six month period ended June 30, 2010 and 2009, respectively. Share-based compensation is included in general and administrative expense on our statements of operations. The granting of future stock awards and options to our employees subsequent to the recombination is governed by PostRock’s 2010 Long-Term Incentive Plan (the “LTIP”). As of June 30, 2010 there were 795,964 shares available under the LTIP for future stock awards and options. Subsequent to the recombination, during 2010, 54,036 shares of PostRock stock were granted to officers and directors of the Company while 91,991 restricted shares and 18,975 stocks options were forfeited as a result of employee turnover. Total share-based compensation to be recognized on unvested stock awards and options as of June 30, 2010 is $1.9 million over a weighted average period of 1.57 years.
     Noncontrolling interests — A rollforward of the noncontrolling interests of our Predecessor’s investments in QELP and QMLP for the periods indicated is as follows (in thousands):

	(Predecessor)
		Three Months	Six Months
	January 1, 2010	Ended June	Ended June
	to March 5, 2010 (1)	30, 2009	30, 2009
QELP
Beginning of period	$15,350	$29,378	$58,666
Net income (loss) attributable to non-controlling interest	10,365	(13,247)	(42,568)
Stock compensation expense related to QELP unit-based awards	167	—	33

End of period	$25,882	$16,131	$16,131

QMLP
Beginning of period	$42,640	$147,698	$145,870
Net income (loss) attributable to non-controlling interest	(407)	736	2,403
Stock compensation expense related to QMLP unit-based awards	431	177	338

End of period	$42,664	$148,611	$148,611

Total non-controlling interest at end of period	$68,546	$164,742	$164,742

(1)	As a result of the recombination on March 6, 2010, noncontrolling interests in QELP and QMLP were dissolved. The rollforward of noncontrolling interests for the six months ended June 30, 2010 is therefore identical to the rollforward from January 1, 2010 to March 5, 2010 presented above.
     Income/(Loss) per Share — A reconciliation of the numerator and denominator used in the basic and diluted per share calculations for the periods indicated is as follows (dollars in thousands, except share and per share amounts):

		(Predecessor)		(Predecessor)
	Three Months	Three Months	March 6, 2010	January 1,	Six Months
	Ended June	Ended June	to June 30,	2010 to March	Ended June
	30, 2010	30, 2009	2010	5, 2010	30, 2009

Net income (loss) attributable to common stockholders	$(9,587)	$(18,019)	$7,423	$11,778	$(69,405)
Denominator:
Common shares	8,048,998	31,867,857	8,046,771	32,016,327	31,798,546
Unvested share-based awards participating (1)	—	—	—	121,121	—

Denominator for basic earnings per share	8,048,998	31,867,857	8,046,771	32,137,448	31,798,546

Effect of potentially dilutive securities:
Unvested share-based awards non-participating	—	—	68,465	450,751	—
Stock options	—	—	316	26,154	—

Denominator for diluted earnings per share	8,048,998	31,867,857	8,115,552	32,614,353	31,798,546

Basic earnings per share	$(1.19)	$(0.57)	$0.92	$0.37	$(2.18)

Diluted earnings per share	$(1.19)	$(0.57)	$0.91	$0.36	$(2.18)

Securities excluded from earnings per share calculation:
Unvested share-based awards participating (1)(2)	—	302,049	—	—	302,049
Antidilutive stock options	19,550	700,000	19,550	570,000	700,000

(1)	FASB ASC 260 Earnings Per Share requires participating securities to be included in the allocation of earnings when calculating basic earnings per share, or EPS, under the two-class method. During periods of losses, these securities are not included in the basic EPS share computation. For the period from March 6 to June 30, 2010, there were no unvested participating share-based awards.

(2)	Restricted stock awards were excluded for the three and six month periods ended June 30, 2009, because the Predecessor reported a net loss for those periods.

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
     Under the present full cost accounting rules, we are required to compute the after-tax present value of our proved oil and natural gas properties using twelve-month average prices for oil and natural gas at our balance sheet date. The base for our spot prices for natural gas is Henry Hub and for oil is Cushing, Oklahoma. The Predecessor had previously recognized a ceiling test impairment of $102.9 million during the first quarter of 2009 while no impairment has resulted in 2010. Natural gas, which is sold at other natural gas marketing hubs where we conduct operations, is subject to prices which reflect variables that can increase or decrease spot natural gas prices at these hubs such as market demand, transportation costs and quality of the natural gas being sold. Those differences are referred to as the basis differentials. In the past, basis differentials resulted in natural gas prices for our Cherokee Basin production which were lower than Henry Hub, except in Appalachia, where we have typically received a premium to Henry Hub. We may face further ceiling test write-downs in future periods, depending on the level of commodity prices, drilling results and well performance.
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
Note 8 — Income Taxes
     The effective income tax rate of the Predecessor for the three months and six months ended June 30, 2009, for the three months ended June 30, 2010 and for the periods from January 1, 2010 through March 5, 2010 and from March 6, 2010 through June 30, 2010 is less than the federal statutory rate primarily due to the effect of changes in the valuation allowance on the net deferred tax asset.
     On March 5, 2010, the Company completed the recombination which resulted in an ownership change for purposes of Internal Revenue Code Section 382 and significantly restricts the Company’s ability to utilize its otherwise available net operating loss (“NOL”) carryforwards. Accordingly, the Company has reduced its gross deferred tax assets for the NOL carryforwards that it does not believe will be utilized because of the restrictions imposed by Section 382, and has also reversed the associated valuation allowance recorded by the Company in prior periods against such NOLs.
     The Company has recorded no provision for income taxes for the pre-tax earnings for the three months and six months ended June 30, 2009, for the three months ended June 30, 2010 and for the period from March 6, 2010 through June 30, 2010 as it believes that such earnings can be offset by its remaining unutilized NOLs from prior periods. The Company will continue to record a full valuation allowance against the remaining net deferred tax assets because it does not believe that it is more likely than not that the future tax benefits will be realized.

Note 9 — Commitments and Contingencies
Litigation
     We are subject, from time to time, to certain legal proceedings and claims in the ordinary course of conducting our business.
Federal Securities Class Actions
Michael Friedman, individually and on behalf of all others similarly situated v. Quest Energy Partners LP, Quest Energy GP LLC, Quest Resource Corporation, Jerry Cash, and David E. Grose , Case No. 08-cv-936-M, U.S. District Court for the Western District of Oklahoma, filed September 5, 2008
James Jents, individually and on behalf of all others similarly situated v. Quest Resource Corporation, Jerry Cash, David E. Grose, and John Garrison, Case No. 08-cv-968-M, U.S. District Court for the Western District of Oklahoma, filed September 12, 2008
J. Braxton Kyzer and Bapui Rao, individually and on behalf of all others similarly situated v. Quest Energy Partners LP, Quest Energy GP LLC, Quest Resource Corporation and David E. Grose , Case No. 08-cv-1066-M, U.S. District Court for the Western District of Oklahoma, filed October 6, 2008
Paul Rosen, individually and on behalf of all others similarly situated v. Quest Energy Partners LP, Quest Energy GP LLC, Quest Resource Corporation, Jerry Cash, and David E. Grose , Case No. 08-cv-978-M, U.S. District Court for the Western District of Oklahoma, filed September 17, 2008
     Four putative class action complaints were filed in the United States District Court for the Western District of Oklahoma naming QRCP, QELP and Quest Energy GP, LLC, the general partner of the predecessor of QELP (“QEGP”) and certain of their then current and former officers and directors as defendants. The complaints were filed by certain stockholders on behalf of themselves and other stockholders who purchased QRCP common stock between May 2, 2005 and August 25, 2008 and QELP common units between November 7, 2007 and August 25, 2008. The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933. The complaints allege that the defendants violated the federal securities laws by issuing false and misleading statements and/or concealing material facts concerning certain unauthorized transfers of funds from subsidiaries of QRCP to entities controlled by QRCP’s former chief executive officer, Mr. Jerry D. Cash. The complaints also allege that, as a result of these actions, QRCP’s stock price and the unit price of QELP was artificially inflated during the class period. On December 29, 2008, the court consolidated these complaints as Michael Friedman, individually and on behalf of all others similarly situated v. Quest Energy Partners LP, Quest Energy GP LLC, Quest Resource Corporation, Jerry Cash, and David E. Grose , Case No. 08-cv-936-M, in the Western District of Oklahoma. On September 24, 2009, the court appointed lead plaintiffs for each of the QRCP class and the QELP class. On November 4, 2009, the court granted the lead plaintiffs’ unopposed request to file separate consolidated amended complaints. The court ordered that all pleadings and filings for the QELP class be filed under Friedman v. Quest Energy Partners, LP, et al. , case no. CIV-08-936-M, and all pleadings and filings for the QRCP class be filed under Jents v. Quest Resource Corporation, et al., case no. CIV-08-968-M. The QELP lead plaintiffs filed a consolidated complaint on November 10, 2009. The consolidated complaint names as additional defendants David C. Lawler, Gary Pittman, Mark Stansberry, Murrell Hall, McIntosh & Co. PLLP, and Eide Bailly LLP. The QRCP lead plaintiffs filed a consolidated complaint on December 7, 2009, which names Murrell, Hall, McIntosh & Co. PLLP, Eide Bailly LLP, and various former QRCP directors as additional defendants. Mediation was held among the parties on February 2 and April 2, 2010. An agreement to settle all of the federal securities lawsuits, both individual and class action, as well as the federal derivative suits, has been reached in principle. The settlement is subject to court approval. On July 9, 2010, a stipulation of settlement was filed in the consolidated action. On July 22, 2010 a motion for preliminary approval of the settlement was filed with the court. On July 23, 2010, an objection to the motion was filed by the Enders derivative plaintiff. However, Enders has now agreed to withdraw that objection. We have agreed to contribute $1.0 million to the proposed settlement of the lawsuits and recorded an additional $0.4 million for anticipated additional settlement costs. While we have recorded an accrual for these amounts in the first quarter of 2010, there can be no assurance that final approval of the settlement will be granted by the court or that the final settlement amount will equal the amount of the accrual.
  Federal Individual Securities Litigation
Bristol Capital Advisors v. Quest Resource Corporation, Inc., Jerry Cash, David E. Grose, and John Garrison , Case No. CIV-09-932, U.S. District Court for the Western District of Oklahoma, filed August 24, 2009
     On August 24, 2009, a complaint was filed in the United States District Court for the Western District of Oklahoma naming QRCP and certain then current and former officers and directors as defendants. The complaint was filed by an individual stockholder of QRCP. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act. The complaint alleges that the defendants violated the federal securities laws by issuing false and misleading statements and/or concealing material information concerning unauthorized transfers from subsidiaries of QRCP to entities controlled by QRCP’s former chief executive officer, Mr. Jerry D. Cash. The complaint also alleges that QRCP issued false and misleading statements and or/concealed material information concerning a misappropriation by its former chief financial officer, Mr. David E. Grose, of $1 million in company funds and receipt of unauthorized kickbacks of approximately $850,000 from a company vendor. The complaint also alleges that, as a result of these actions, QRCP’s stock price was artificially inflated when the plaintiff purchased their shares of QRCP common stock. As discussed above, an agreement to settle has been reached in principle. The settlement is subject to court approval and there can be no assurance that final approval of the settlement will be granted by the court.
J. Steven Emerson, Emerson Partners, J. Steven Emerson Roth IRA, J. Steven Emerson IRA RO II, and Emerson Family Foundation v. Quest Resource Corporation, Inc., Quest Energy Partners L.P., Jerry Cash, David E. Grose, and John Garrison, Case No. 5:09-cv-1226-M, U.S. District Court for the Western District of Oklahoma, filed November 3, 2009
     On November 3, 2009, a complaint was filed in the United States District Court for the Western District of Oklahoma naming QRCP, QELP, and certain then current and former officers and directors as defendants. The complaint was filed by individual shareholders of QRCP stock and individual purchasers of QELP common units. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act. The complaint alleges that the defendants violated the federal securities laws by issuing false and misleading statements and/or concealing material information concerning unauthorized transfers from subsidiaries of QRCP to entities controlled by QRCP’s former chief executive officer, Mr. Jerry D. Cash. The complaint also alleges that QRCP and QELP issued false and misleading statements and or/concealed material information concerning a misappropriation by its former chief financial officer, Mr. David E. Grose, of $1 million in company funds and receipt of unauthorized kickbacks of approximately $850,000 from a company vendor. The complaint also alleges that, as a result of these actions, the price of QRCP stock and QELP common units was artificially inflated when the plaintiffs purchased QRCP stock and QELP common units. The plaintiffs seek $10 million in damages. As discussed above, an agreement to settle has been reached in principle. The settlement is subject to court approval and there can be no assurance that final approval of the settlement will be granted by the court
  Federal Derivative Cases
James Stephens, derivatively on behalf of nominal defendant Quest Resource Corporation v. William H. Damon III, Jerry Cash, David Lawler, David E. Grose, James B. Kite Jr., John C. Garrison and Jon H. Rateau, Case No. 08-cv-1025-M, U.S. District Court for the Western District of Oklahoma, filed September 25, 2008
     On September 25, 2008, a complaint was filed in the United States District Court for the Western District of Oklahoma, purportedly on QRCP’s behalf, which named certain of QRCP’s then current and former officers and directors as defendants. The factual allegations mirror those in the purported class actions described above, and the complaint asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The complaint seeks disgorgement, costs, expenses, and equitable and/or injunctive relief. On October 16, 2008, the court stayed this case pending the court’s ruling on any motions to dismiss the class action claims. Proceedings in this matter are currently stayed. As discussed above, an agreement to settle has been reached in principle. The settlement is subject to court approval and there can be no assurance that final approval of the settlement will be granted by the court.
William Dean Enders, derivatively on behalf of nominal defendant Quest Energy Partners, L.P. v. Jerry D. Cash, David E. Grose, David C. Lawler, Gary Pittman, Mark Stansberry, J. Philip McCormick, Douglas Brent Mueller, Mid Continent Pipe & Equipment, LLC, Reliable Pipe & Equipment, LLC, RHB Global, LLC, RHB, Inc., Rodger H. Brooks, Murrell, Hall, McIntosh & Co. PLLP, and Eide Bailly LLP, Case No. CIV-09-752-F, U.S. District Court for the Western District of Oklahoma, filed July 17, 2009
     On July 17, 2009, a complaint was filed in the United States District Court for the Western District of Oklahoma, purportedly on QELP’s behalf, which named certain of its then current and former officers and directors, external auditors and vendors. The factual allegations relate to, among other things, the transfers and lack of effective internal controls. The complaint asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, conversion, disgorgement under the Sarbanes-Oxley Act of 2002, and aiding and abetting breaches of fiduciary duties against the individual defendants and vendors and professional negligence and breach of contract against the external auditors. The complaint seeks monetary damages, disgorgement, costs and expenses and equitable and/or injunctive relief. It also seeks QELP to take all necessary actions to reform and improve its corporate governance and internal procedures. On September 8, 2009, the case was transferred to Judge Miles-LaGrange, who is presiding over the other federal cases, and the case number was changed to CIV-09-752-M. All proceedings in this matter are currently stayed. As discussed above, an agreement to settle has been reached in principle. The settlement is subject to court approval and there can be no assurance that final approval of the settlement will be granted by the court.
  State Court Derivative Cases
Tim Bodeker, derivatively on behalf of nominal defendant Quest Resource Corporation v. Jerry Cash, David E. Grose, Bob G. Alexander, David C. Lawler, James B. Kite, John C. Garrison, Jon H. Rateau and William H. Damon III , Case No. CJ-2008-9042, District Court of Oklahoma County, State of Oklahoma, filed October 8, 2008
William H. Jacobson, derivatively on behalf of nominal defendant Quest Resource Corporation v. Jerry Cash, David E. Grose, David C. Lawler, James B. Kite, Jon H. Rateau, Bob G. Alexander, William H. Damon III, John C. Garrison, Murrell, Hall, McIntosh & Co., LLP, and Eide Bailly, LLP, Case No. CJ-2008-9657, District Court of Oklahoma County, State of Oklahoma, filed October 27, 2008
Amy Wulfert, derivatively on behalf of nominal defendant Quest Resource Corporation, v. Jerry D. Cash, David C. Lawler, Jon C. Garrison, John H. Rateau, James B. Kite Jr., William H. Damon III, David E. Grose, N. Malone Mitchell III, and Bryan Simmons , Case No. CJ-2008-9042 — consolidated December 30, 2008, District Court of Oklahoma County, State of Oklahoma (Original Case No. CJ-2008-9624, filed October 24, 2008)
     The factual allegations in these petitions mirror those in the purported class actions discussed above. All three petitions assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment. The Jacobson petition also asserts claims against the two auditing firms named in that suit for professional negligence and aiding and abetting the director defendants’ breaches of fiduciary duties. The Wulfert petition also asserts a claim against Mr. Bryan Simmons for aiding and abetting Messrs. Cash’s and Grose’s breaches of fiduciary duties. The petitions seek damages, costs, expenses, and equitable relief. On March 26, 2009, the court consolidated these actions as In re Quest Resource Corporation Shareholder Derivative Litigation , Case No. CJ-2008-9042. Under the court’s order, the defendants need not respond to the individual petitions. The action is stayed by agreement of the parties until the motions to dismiss in the pending federal securities class action litigation are decided. Parties are in discussions to resolve all the suits. If the action cannot be amicably resolved, the defendants intend to file a motion to dismiss.

  Royalty Owner Class Action
Hugo Spieker, et al. v. Quest Cherokee, LLC, Case No. 07-1225-MLB, U.S. District Court for the District of Kansas, filed August 6, 2007
     Quest Cherokee, a wholly-owned subsidiary of QELP, was named as a defendant in a putative class action lawsuit filed by several royalty owners in the U.S. District Court for the District of Kansas. The case was filed by the named plaintiffs on behalf of a putative class consisting of all Quest Cherokee’s royalty and overriding royalty owners in the Kansas portion of the Cherokee Basin. Plaintiffs contend that Quest Cherokee failed to properly make royalty payments to them and the putative class by, among other things, paying royalties based on reduced volumes instead of volumes measured at the wellheads, by allocating expenses in excess of the actual costs of the services represented, by allocating production costs to the royalty owners, by improperly allocating marketing costs to the royalty owners, and by making the royalty payments after the statutorily proscribed time for doing so without providing the required interest. Quest Cherokee has answered the complaint and denied plaintiffs’ claims. On July 21, 2009, the court granted plaintiffs’ motion to compel production of Quest Cherokee’s electronically stored information, or ESI, and directed the parties to decide upon a timeframe for producing Quest Cherokee’s ESI. Quest Cherokee’s most recent offer, for which it has recorded an accrual, was for $1.0 million to resolve claims for all past royalty payments, and a proposed formula for resolving the issue of future gathering/compression rates. A stay of discovery has been continued to provide the parties with time to participate in a mediation. On July 22, 2010 the parties participated in a mediation. A second mediation is now set for August 23, 2010.
  Litigation Related to Oil and Gas Leases
Billy Bob Willis, et al. v. Quest Resource Corporation, et al., Case No. CJ-09-063, District Court of Nowata County, State of Oklahoma, filed April 28, 2009
Larry Reitz, et al. v. Quest Resource Corporation, et al., Case No. CJ-09-076, District Court of Nowata County, State of Oklahoma, filed May 22, 2009
     Quest Resource Corporation, et al. have been named in the above-referenced lawsuits, which have been consolidated to proceed as a single action. Plaintiffs are 56 individual royalty owners who allege that the defendants have wrongfully deducted costs from the royalties of plaintiffs and have engaged in self-dealing contracts resulting in less than market price for the gas production. Plaintiffs pray for unspecified actual and punitive damages. The defendants have filed a motion to dismiss certain tort claims, but no ruling has yet been issued by the court. Limited pretrial discovery has occurred. No court deadlines have been set. The parties are in discussions to schedule a mediation in September 2010. QRCP intends to defend vigorously against the plaintiffs’ claims.
Contractual Commitments
     We have numerous contractual commitments in the ordinary course of business, debt service requirements and operating lease commitments. Our commitments as of December 31, 2009, are disclosed within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations in our 2009 Form 10-K. In February 2010, we extended an investment advisory service agreement that would have otherwise expired for an additional five months in exchange for monthly payments of $50,000. We also entered into an equity financing advisory agreement in February 2010 that would require a minimum payment of $750,000 payable on June 30, 2010. That payment has been deferred pending the outcome of our recent activities to secure such financing. Other than the preceding contracts, there are no other material changes to our commitments since December 31, 2009.

Note 10 — Operating Segments
     In our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, we overstated the intercompany transportation revenue related to our natural gas pipeline segment and the corresponding intercompany transportation expense related to our oil and gas production segment by $2.1 million and $4.3 million for the three month and for the six month periods ended June 30, 2009. As a result, our measure of segment profitability related to the natural gas pipeline segment was overstated by $2.1 and $4.3 million while segment profitability related to the oil and natural gas production segment were understated by the same amounts for the corresponding periods. The error did not affect consolidated total revenues or net income for the affected periods. The disclosure below reflects correction of the misstatement discussed above. Operating segment data for the periods indicated is as follows (in thousands):

			Other and
	Oil and Gas	Natural Gas	Intersegment
	Production	Pipelines	Eliminations	Total
Three months ended June 30, 2010:
Total revenues	$20,120	$11,491	$(7,785)	$23,826
Inter-segment revenues	—	(7,785)	7,785	—

Third-party revenues	$20,120	$3,706	$—	$23,826

Segment operating profit (loss)	$2,005	$3,247	$—	$5,252

Three months ended June 30, 2009 (Predecessor):
Total revenues	$16,107	$17,539	$(9,953)	$23,693
Inter-segment revenues	—	(9,953)	9,953	—

Third-party revenues	$16,107	$7,586	$—	$23,693

Segment operating profit (loss)	$(6,156)	$6,628	$—	$472

March 6, 2010 to June 30, 2010:
Total revenues	$28,591	$15,599	$(10,536)	$33,654
Inter-segment revenues	—	(10,536)	10,536	—

Third-party revenues	$28,591	$5,063	$—	$33,654

Segment operating profit (loss)	$4,615	$4,607	$—	$9,222

January 1, 2010 to March 5, 2010 (Predecessor):
Total revenues	$18,659	$7,788	$(4,963)	$21,484
Inter-segment revenues	—	(4,963)	4,963	—

Third-party revenues	$18,659	$2,825	$—	$21,484

Segment operating profit	$5,314	$2,251	$—	$7,565

Six months ended June 30, 2009 (Predecessor):
Total revenues	$38,382	$35,625	$(20,236)	$53,771
Inter-segment revenues	—	(20,236)	20,236	—

Third-party revenues	$38,382	$15,389	$—	$53,771

Segment operating profit (loss)	$(116,904)	$13,586	$—	$(103,318)

Identifiable assets:
June 30, 2010	$152,079	$154,468	$—	$306,547
December 31, 2009 (Predecessor)	$128,548	$155,107	$—	$283,655

     The following table reconciles segment operating profits reported above to income (loss) before income taxes and non-controlling interests (in thousands):

				Predecessor
	Three Months	Three Months		January 1,	Six Months
	Ended June 30,	Ended June 30,	March 6, 2010 to	2010 to	Ended June 30,
	2010	2009	June 30, 2010	March 5, 2010	2009
Segment operating profit (loss) (1)	$5,252	$472	$9,222	$7,565	$(103,318)
General and administrative expenses	(7,960)	(10,486)	(11,114)	(5,735)	(18,368)
Recovery of misappropriated funds, net	—	3,397	—	—	3,397
Gain (loss) from derivative financial instruments	(605)	(17,138)	17,968	25,246	22,326
Interest expense, net	(6,325)	(6,858)	(8,423)	(5,336)	(13,746)
Other income (expense), net	51	83	(230)	(4)	139

Income (loss) before income taxes and noncontrolling interests	$(9,587)	$(30,530)	$7,423	$21,736	$(109,570)

(1)	Segment operating profit represents total revenues less costs and expenses directly attributable thereto.
Note 11 — Subsequent Events
     We evaluated our activity after June 30, 2010 until the date of issuance, for recognized and unrecognized subsequent events not discussed elsewhere in these footnotes and determined there were none.

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
     Our principal operations and producing properties are located in the Cherokee Basin of southeastern Kansas and northeastern Oklahoma; Central Oklahoma; and West Virginia, Pennsylvania and New York in the Appalachian Basin. Our primary assets, as of June 30, 2010, consisted of natural gas wells, oil wells, development rights and natural gas gathering pipelines in the Cherokee Basin and Appalachian Basin, oil and natural gas wells and development rights in Central Oklahoma, and an interstate natural gas pipeline that transports natural gas from northern Oklahoma and western Kansas to the metropolitan Wichita and Kansas City markets.
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
     Our highlights in 2010 include:
•	Successfully completed the recombination of QRCP, QELP and QMLP.

•	Completed and connected 114 new wells in the Cherokee Basin.

•	Returned approximately 190 wells in the Cherokee Basin to production to capitalize on more attractive natural gas prices.

•	Drilled three vertical wells targeting the Marcellus Shale in Appalachia allowing us to retain valuable acreage.

•	Commenced initial production from a vertical well in Appalachia targeting the Marcellus Shale with initial production of approximately 1,800 Mcf/day.

•	Decreased debt by $7.9 million from December 31, 2009.

•	Generated cash flows from operations of $20.9 million for the six months ended June 30, 2010.

•	Added a new contract effective from December 2010 through March 2011 on our KPC interstate pipeline which we expect to generate total revenues of $0.6 million.

Results of Operations
     The following discussion of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes, which are included elsewhere in this report. Our results of operations for the six months ended June 30, 2010 represent the combined results of our Predecessor and PostRock. The results of operations for the three and six months ended June 30, 2009 are those of our Predecessor.
     In our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, we overstated the intercompany transportation revenue related to our natural gas pipeline segment and the corresponding intercompany transportation expense related to our oil and gas production segment by $2.1 million and $4.3 million for the three months and six months ended June 30, 2009. As a result, our measure of segment profitability related to the natural gas pipeline segment was overstated by $2.1 million and $4.3 million for the corresponding periods while segment profitability related to the oil and natural gas production segment was understated by the same amounts. The error did not affect consolidated total revenues or net income for the period. Our disclosures herein reflect our correction of the misstatement discussed above.
     Operating segment data for the periods indicated are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010 (1)	2009
Revenues:
Oil and gas sales	$20,120	$16,107	$47,250	$38,382
Natural gas pipelines	11,491	17,539	23,387	35,625
Elimination of inter-segment revenue	(7,785)	(9,953)	(15,499)	(20,236)

Natural gas pipelines, net of inter-segment revenue	3,706	7,586	7,888	15,389

Total segment revenues	$23,826	$23,693	$55,138	$53,771

Operating profit (loss):
Oil and gas production (2)	$2,005	$(6,156)	$9,929	$(116,904)
Natural gas pipelines	3,247	6,628	6,858	13,586

Total segment operating profit (loss)	5,252	472	16,787	(103,318)
General and administrative expenses	(7,960)	(10,486)	(16,849)	(18,368)
Recovery of misappropriated funds, net	—	3,397	—	3,397

Total operating income (loss)	$(2,708)	$(6,617)	$(62)	$(118,289)

(1)	Represents combined results of the Predecessor and PostRock.

(2)	Includes impairment of oil and gas properties of $102.9 million for the six months ended June 30, 2009.
     Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
Oil and Gas Production Segment
     Oil and gas production segment data for the periods indicated are as follows (in thousands, except unit and per unit data):

	Three Months Ended
	June 30,		Increase/
	2010	2009	(Decrease)
Oil and gas sales	$20,120	$16,107	$4,013	24.9%
Oil and gas production costs	$7,024	$7,274	$(250)	(3.4)%
Transportation expense (intercompany)	$7,785	$9,953	$(2,168)	(21.8)%
Depreciation, depletion and amortization	$3,306	$5,036	$(1,730)	(34.4)%
Production Data:
Natural gas production (Mmcf)	4,808	5,392	(584)	(10.8)%
Oil production (Mbbl)	17	19	(2)	(10.5)%
Total production (Mmcfe)	4,910	5,506	(596)	(10.8)%
Average daily production (Mmcfe/d)	54.0	60.5	(6.5)	(10.7)%

	Three Months Ended
	June 30,		Increase/
	2010	2009	(Decrease)
Average Sales Price per Unit:
Natural gas (Mcf)	$3.92	$2.72	$1.20	44.1%
Oil (Bbl)	$74.73	$73.83	$0.90	1.2%
Natural gas equivalent (Mcfe)	$4.10	$2.93	$1.17	39.9%
Average Unit Costs per Mcfe:
Production costs	$1.43	$1.32	$0.11	8.3%
Transportation expense (intercompany)	$1.59	$1.81	$(0.22)	(12.2)%
Depreciation, depletion and amortization	$0.67	$0.91	$(0.24)	(26.4)%
     Oil and Gas Sales. Oil and gas sales increased $4.0 million, or 24.9%, to $20.1 million during the three months ended June 30, 2010 from $16.1 million during the three months ended June 30, 2009. This increase was primarily due to an increase in average realized natural gas prices which resulted in increased revenues of $5.7 million, partially offset by lower production volumes, which decreased revenue by $1.7 million. Natural gas equivalent volumes declined to 4.8 Bcfe for the three months ended June 30, 2010, or 10.8%, from 5.4 Bcfe for the three months ended June 30, 2009. Natural gas production decreased primarily due to a lack of development activity beginning in the latter part of 2008 through 2009 as we faced liquidity constraints. Our lack of development activity has resulted in a limited number of new wells coming online, causing us to rely on existing wells to sustain production. These wells have been subject to a natural decline in production. Although we recently completed and connected 114 wells in the Cherokee Basin, these wells are still in the early phase of production and did not contribute significant volume to our production in the second quarter of 2010. Oil production decreased primarily due to the impact of storm damage sustained to our Central Oklahoma oilfield in May 2010. This damage was repaired and production from the field resumed by the end of the second quarter of 2010. Our average realized prices on an equivalent basis (Mcfe) increased to $4.10 per Mcfe for the three months ended June 30, 2010, from $2.93 per Mcfe for the three months ended June 30, 2009.
     Oil and Gas Operating Expenses. Oil and gas operating expenses consist of oil and gas production costs and transportation expense. Oil and gas operating expenses decreased $2.4 million, or 14.0%, to $14.8 million for the three months ended June 30, 2010, from $17.2 million for the three months ended June 30, 2009.
     Oil and gas production costs, which include lease operating expenses, severance taxes and ad valorem taxes, decreased $0.3 million, or 3.4%, to $7.0 million during the three months ended June 30, 2010, from $7.3 million during the three months ended June 30, 2009. The decrease was primarily due to lower lease operating expenses of $1.4 million offset by increased ad valorem and severance taxes of $1.1 million. Production costs were $1.43 per Mcfe for the three months ended June 30, 2010 as compared to $1.32 per Mcfe for the three months ended June 30, 2009.
     Transportation expense decreased $2.2 million, or 21.8%, to $7.8 million during the three months ended June 30, 2010, from $10.0 million during the three months ended June 30, 2009. The decrease was primarily due to a decrease in the contracted transportation fee as well as lower volumes. Transportation expense was $1.59 per Mcfe for the three months ended June 30, 2010 as compared to $1.81 per Mcfe for the three months ended June 30, 2009.
     Depreciation, Depletion and Amortization. We are subject to variances in our depletion rates from period to period due to changes in our oil and natural gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our oil and natural gas properties. Our depreciation, depletion and amortization decreased approximately $1.7 million, or 34.4%, during the three months ended June 30, 2010 to $3.3 million from $5.0 million during the three months ended June 30, 2009. On a per unit basis, we had a decrease of $0.24 per Mcfe to $0.67 per Mcfe during the three months ended June 30, 2010 from $0.91 per Mcfe during the three months ended June 30, 2009. This decrease was primarily due to an increase to our reserves as a result of higher prices in 2010 which decreased our rate per unit in the current quarter compared to the prior year quarter.

  Natural Gas Pipelines Segment
     Natural gas pipelines segment data for the periods indicated are as follows (in thousands, except unit and per unit data):

	Three Months Ended
	June 30,
	2010	2009	Increase/ (Decrease)
Natural Gas Pipeline Revenue:
Gas pipeline revenue — Third Party	$3,706	$7,586	$(3,880)	(51.1)%
Gas pipeline revenue — Intercompany	7,785	9,953	(2,168)	(21.8)%

Total natural gas pipeline revenue	$11,491	$17,539	$(6,048)	(34.5)%
Pipeline operating expense	$6,645	$6,861	$(216)	(3.1)%
Depreciation and amortization expense	$1,599	$4,050	$(2,451)	(60.5)%
Throughput Data (Mmcf):
Throughput — Third Party	2,350	2,651	(301)	(11.4)%
Throughput — Intercompany	5,528	6,224	(696)	(11.2)%

Total throughput (Mmcf)	7,878	8,875	(997)	(11.2)%
     Pipeline Revenue. Total natural gas pipeline revenue decreased $6.0 million, or 34.5%, to $11.5 million for the three months ended June 30, 2010 from $17.5 million for the three months ended June 30, 2009.
     Third party natural gas pipeline revenue decreased $3.9 million, or 51.1%, to $3.7 million during the three months ended June 30, 2010, from $7.6 million during the three months ended June 30, 2009. The decrease was primarily due to the loss of a significant interstate pipeline customer during the fourth quarter of 2009 and renegotiated contracts at lower volumes and rates with another existing interstate pipeline major customer. Also contributing to the decrease was a decline in the assessed rate and volumes of third-party gas transported on our Cherokee Basin gas gathering pipeline network.
     Intercompany natural gas pipeline revenue decreased $2.2 million, or 21.8%, to $7.8 million during the three months ended June 30, 2010, from $10.0 million during the three months ended June 30, 2009. The decrease was primarily due to a lower contracted rate in 2010 along with a decline in volume transported.
     Pipeline Operating Expense. Pipeline operating expense decreased $0.2 million, or 3.1%, to $6.7 million during the three months ended June 30, 2010, from $6.9 million during the three months ended June 30, 2009.
     Depreciation and Amortization. Depreciation and amortization expense decreased $2.5 million, or 60.5%, to $1.6 million during the three months ended June 30, 2010, from $4.1 million during the three months ended June 30, 2009. Depreciation and amortization was lower due to an impairment of $165.7 million on our long lived pipeline related assets recorded during the fourth quarter of 2009, which subsequently lowered the depreciable basis of these assets.
  Unallocated Items
     General and Administrative Expenses. General and administrative expenses decreased $2.5 million, or 24.1%, to $8.0 million during the three months ended June 30, 2010, from $10.5 million during the three months ended June 30, 2009. Expenses decreased as a result of higher costs in 2009 for the reaudit and restatement of previously issued financials and fees to financial advisors offset by higher expenses incurred in 2010 on activities to refinance our debt.
     Loss from Derivative Financial Instruments. Loss from derivative financial instruments decreased $16.5 million, or 96.5%, to a loss of $0.6 million for the three months ended June 30, 2010, from a loss of $17.1 million for the three months ended June 30, 2009. We recorded an $8.1 million unrealized loss and $7.5 million realized gain on our derivative contracts for the three months ended June 30, 2010 compared to a $63.8 million unrealized loss and $46.6 million realized gain for the three months ended June 30, 2009. During June 2009 we amended or exited certain above market derivative contracts in order to generate $26 million for the repayment of a borrowing base deficiency associated with our credit facilities. Unrealized gains and losses are attributable to changes in oil and natural gas prices and volumes hedged from one period end to another.
     Interest expense, net. Interest expense, net, decreased $0.5 million, or 7.9%, to $6.3 million during the three months ended June 30, 2010, from $6.8 million during the three months ended June 30, 2009. The decrease is a result of lower interest charges due to a reduced level of outstanding debt partially offset by an increase in amortization of debt issuance costs.
     Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
Oil and Gas Production Segment
     Oil and gas production segment data for the periods indicated are as follows (in thousands, except unit and per unit data):

	Six Months Ended
	June 30,		Increase/
	2010 (1)	2009	(Decrease)
Oil and gas sales	$47,250	$38,382	$8,868	23.1%
Oil and gas production costs	$14,795	$14,960	$(165)	(1.1)%
Transportation expense (intercompany)	$15,499	$20,236	$(4,737)	(23.4)%
Depreciation, depletion and amortization	$7,027	$17,188	$(10,161)	(59.1)%
Production Data:
Natural gas production (Mmcf)	9,529	10,809	(1,280)	(11.8)%
Oil production (Mbbl)	35	40	(5)	(12.5)%
Total production (Mmcfe)	9,739	11,049	(1,310)	(11.9)%
Average daily production (Mmcfe/d)	53.8	61.0	(7.2)	(11.8)%

(1)	Represents combined results of the Predecessor and PostRock.

	Six Months Ended
	June 30,		Increase/
	2010	2009	(Decrease)
Average Sales Price per Unit:
Natural gas (Mcf)	$4.68	$3.28	$1.40	42.7%
Oil (Bbl)	$74.80	$73.47	$1.33	1.8%
Natural gas equivalent (Mcfe)	$4.85	$3.47	$1.38	39.8%
Average Unit Costs per Mcfe:
Production costs	$1.52	$1.35	$0.17	12.6%
Transportation expense (intercompany)	$1.59	$1.83	$(0.24)	(13.1)%
Depreciation, depletion and amortization	$0.72	$1.56	$(0.84)	(53.8)%
     Oil and Gas Sales. Oil and gas sales increased $8.9 million, or 23.1%, to $47.3 million during the six months ended June 30, 2010 from $38.4 million during the six months ended June 30, 2009. This increase was primarily due to an increase in average realized natural gas prices which resulted in increased revenues of $13.5 million, partially offset by lower production volumes, which decreased revenue by $4.6 million. Natural gas equivalent volumes declined to 9.7 Bcfe for the six months ended June 30, 2010, or 11.9%, from 11.0 Bcfe for the six months ended June 30, 2009. Natural gas production decreased primarily due to a lack of development activity beginning in the latter part of 2008 through 2009 as we faced liquidity constraints. Our lack of development activity has resulted in a limited number of new wells coming online, causing us to rely on existing wells to sustain production. These wells have been subject to a natural decline in production. Although we recently completed and connected 114 wells in the Cherokee Basin, these wells are still in the early phase of production and did not contribute significant volume to our production in the first half of 2010. Oil production decreased primarily due to the impact of storm damage sustained to our Central Oklahoma oilfield in May 2010. This damage was repaired and production from the field resumed by the end of the second quarter of 2010. Our average realized prices on an equivalent basis (Mcfe)

increased to $4.85 per Mcfe for the six months ended June 30, 2010, from $3.47 per Mcfe for the six months ended June 30, 2009.
     Oil and Gas Operating Expenses. Oil and gas operating expenses consist of oil and gas production costs and transportation expense. Oil and gas operating expenses decreased $4.9 million, or 13.9%, to $30.3 million for the six months ended June 30, 2010, from $35.2 million for the six months ended June 30, 2009.
     Oil and gas production costs, which include lease operating expenses, severance taxes and ad valorem taxes, decreased $0.2 million, or 1.1%, to $14.8 million during the six months ended June 30, 2010, from $15.0 million during the six months ended June 30, 2009. The decrease was a result of lower lease operating expenses of $2.6 million offset by higher ad valorem and severance taxes of $2.4 million. Production costs were $1.52 per Mcfe for the six months ended June 30, 2010 as compared to $1.35 per Mcfe for the six months ended June 30, 2009.
     Transportation expense decreased $4.7 million, or 23.4%, to $15.5 million during the six months ended June 30, 2010, from $20.2 million during the six months ended June 30, 2009. The decrease was primarily due to a decrease in the contracted transportation fee as well as lower volumes. Transportation expense was $1.59 per Mcfe for the six months ended June 30, 2010 as compared to $1.83 per Mcfe for the six months ended June 30, 2009.
     Depreciation, Depletion and Amortization. We are subject to variances in our depletion rates from period to period due to changes in our oil and natural gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our oil and natural gas properties. Our depreciation, depletion and amortization decreased approximately $10.2 million, or 59.1%, during the six months ended June 30, 2010 to $7.0 million from $17.2 million during the six months ended June 30, 2009. On a per unit basis, we had a decrease of $0.84 per Mcfe to $0.72 per Mcfe during the six months ended June 30, 2010 from $1.56 per Mcfe during the six months ended June 30, 2009. This decrease was primarily due to the impairment of our oil and gas properties in the first quarter of 2009 along with the impact to our reserves from higher prices in 2010, both of which decreased our rate per unit in the first half of 2010 compared to the prior year period.
  Natural Gas Pipelines Segment
     Natural gas pipelines segment data for the periods indicated are as follows (in thousands, except unit and per unit data):

	Six Months Ended
	June 30,
	2010 (1)	2009	Increase/ (Decrease)
Natural Gas Pipeline Revenue:
Gas pipeline revenue — Third Party	$7,888	$15,389	$(7,501)	(48.7)%
Gas pipeline revenue — Intercompany	15,499	20,236	(4,737)	(23.4)%

Total natural gas pipeline revenue	$23,387	$35,625	$(12,238)	(34.4)%
Pipeline operating expense	$13,384	$14,021	$(637)	(4.5)%
Depreciation and amortization expense	$3,145	$8,018	$(4,873)	(60.8)%
Throughput Data (Mmcf):
Throughput — Third Party	4,716	7,040	(2,324)	(33.0)%
Throughput — Intercompany	10,957	12,644	(1,687)	(13.3)%

Total throughput (Mmcf)	15,673	19,684	(4,011)	(20.4)%

(1)	Represents combined Predecessor and PostRock.
     Pipeline Revenue. Total natural gas pipeline revenue decreased $12.2 million, or 34.4%, to $23.4 million for the six months ended June 30, 2010 from $35.6 million for the six months ended June 30, 2009.
     Third party natural gas pipeline revenue decreased $7.5 million, or 48.7%, to $7.9 million during the six months ended June 30, 2010, from $15.4 million during the six months ended June 30, 2009. The decrease was primarily due to the loss of a significant interstate pipeline customer during the fourth quarter of 2009 and renegotiated contracts at lower volumes and rates with another interstate pipeline major customer. Also contributing to the decrease was a decline in the assessed rate and volumes for third-party gas transported on our Cherokee Basin gas gathering pipeline network. The overall decrease was partially offset by seasonal transportation agreements beginning in November 2009 through March 2010.
     Intercompany natural gas pipeline revenue decreased $4.7 million, or 23.4%, to $15.5 million during the six months ended June 30, 2010, from $20.2 million during the six months ended June 30, 2009. The decrease was primarily due to a lower contracted rate in 2010 along with a decline in volume transported.
     Pipeline Operating Expense. Pipeline operating expense decreased $0.6 million, or 4.5%, to $13.4 million during the six months ended June 30, 2010, from $14.0 million during the six months ended June 30, 2009. The decrease was a result of lower operational costs related to our Cherokee Basin gas gathering pipeline network.
     Depreciation and Amortization. Depreciation and amortization expense decreased $4.9 million, or 60.8%, to $3.1 million during the six months ended June 30, 2010, from $8.0 million during the six months ended June 30, 2009. Depreciation and amortization was lower due to an impairment of $165.7 million on our long lived pipeline related assets recorded during the fourth quarter of 2009, which subsequently lowered the depreciable basis of these assets.
  Unallocated Items
     General and Administrative Expenses. General and administrative expenses decreased $1.5 million, or 8.3%, to $16.9 million during the six months ended June 30, 2010, from $18.4 million during the six months ended June 30, 2009. The decrease is due to higher costs in 2009 from fees to financial advisors and fees for the reaudit and restatement of previously issued consolidated financial statements. The decrease is offset by higher costs in 2010 for the estimated settlement costs of several lawsuits as well as costs to refinance our debt. Our estimate of settlement costs includes costs associated with our federal securities lawsuits as discussed in Part I, Item 1, Note 9—Commitments and Contingencies. As indicated in our discussion, an agreement to settle all of the securities lawsuits has been reached in principle. The settlement is subject to court approval. We have agreed to contribute $1 million to the proposed settlement of the lawsuits and have accrued an additional $0.4 million for anticipated additional settlement costs. There can be no assurance that final approval of the settlement will be granted by the court or that the final settlement amount will equal the amount of the accrual.
     Gain from Derivative Financial Instruments. Gain from derivative financial instruments increased $20.9 million, or 93.6%, to $43.2 million for the six months ended June 30, 2010, from $22.3 million for the six months ended June 30, 2009. We recorded a $28.9 million unrealized gain and $14.3 million realized gain on our derivative contracts for the six months ended June 30, 2010 compared to a $41.2 million unrealized loss and $63.5 million realized gain for the six months ended June 30, 2009. During June 2009 we amended or exited certain above market derivative contracts in order to generate $26 million for the repayment of a borrowing base deficiency associated with our credit facilities. Unrealized gains and losses are attributable to changes in oil and natural gas prices and volumes hedged from one period end to another.
     Interest expense, net. Interest expense, net, increased marginally to $13.8 million during the six months ended June 30, 2010, from $13.7 million during the six months ended June 30, 2009. The increase is primarily due to a $1.6 million increase in amortization of debt issuance costs resulting from fees to amend our debt facilities in the latter part of 2009. Offsetting this increase were lower interest charges on outstanding debt due to a reduced level of debt.
Liquidity and Capital Resources
     Overview. Our operating cash flows have historically been driven by the quantities of our production of oil and natural gas and the prices received from the sale of this production and revenue generated from our pipeline operating activities. Prices of oil and natural gas have historically been very volatile and can significantly impact the cash from the sale of our oil and natural gas production. Use of derivative financial instruments helps mitigate this price volatility. Cash expenses also impact our operating cash flow and consist primarily of oil and natural gas property operating costs, severance and ad valorem taxes, interest on our indebtedness, general and administrative expenses and taxes on income. The following discussion of cash flows from various activities for the six months ended June 30, 2010 represents the combined cash flows of our Predecessor and of PostRock.
     Our primary sources of liquidity for the six months ended June 30, 2010 were cash generated from our operations and borrowings under our revolving credit facilities. At June 30, 2010, we had $19.6 million in cash and cash equivalents and the following outstanding amounts on our bank credit facilities:

June 30, 2010
(In thousands)
QRCP:
Term Loan	$32,118
Revolving Line of Credit	7,300
Promissory Notes	1,334
QELP:
Quest Cherokee Credit Agreement	131,800
Second Lien Loan Agreement	30,118
QMLP:
Credit Agreement	118,728
Notes payable to banks and finance companies	47

Total debt	$321,445

     Cash Flows from Operating Activities. Cash flows provided by operating activities totaled $20.9 million for the six months ended June 30, 2010 compared to $51.9 million for the six months ended June 30, 2009. Cash flows from operating activities were lower as a result of a reduction in realized gains on derivative contracts from $63.5 million for the six months ended June 30, 2009 to $14.3 million for the months ended June 30, 2009. During June 2009 we amended or exited certain above market derivative contracts in order to generate $26 million for the repayment of a borrowing base deficiency associated with our credit facilities. The decrease was offset by a reduction of payables during the six months ended June 30, 2009.
     Cash Flows from Investing Activities. Cash flows used in investing activities totaled $12.0 million for the six months ended June 30, 2010 as compared to cash flows provided by investing activities of $3.3 million for the six months ended June 30, 2009. The cash flows from investing activities in 2009 was due to proceeds from the sale of oil and natural gas properties in Pennsylvania for $8.7 million. Capital expenditures were $12.2 million and $5.3 million for the six months ended June 30, 2010 and 2009, respectively. Our capital expenditures were lower in 2009 due to liquidity constraints during that period. The following table sets forth our capital expenditures, including costs we have incurred but not paid, by major categories for the six months ended June 30, 2010:

Six Months Ended
June 30, 2010
(In thousands)
Combined capital expenditures:
Leasehold acquisition	$566
Development	8,261
Pipelines	5,987
Other items	1,800

Total capital expenditures	$16,614

     Cash Flows from Financing Activities. Cash flows used in financing activities totaled $10.3 million for the six months ended June 30, 2010 as compared to cash flows used in financing activities of $26.5 million for the six months ended June 30, 2009. The cash used in financing activities during 2010 was primarily due to the repayment of $13.3 million of bank borrowings partially offset by proceeds from borrowings under our revolving credit facility of $3.0 million. Cash used for the six months ended June 30, 2009 was primarily due to the repayment of $27.6 million of bank borrowings offset by $1.4 million of additional borrowings.

     Working Capital. At June 30, 2010, we had current assets of $68.7 million. Our working capital (current assets minus current liabilities, excluding the short-term derivative asset and liability of $23.7 million and $1.7 million, respectively) was a deficit of $290.2 million at June 30, 2010, compared to a working capital deficit (excluding the short-term derivative asset and liability of $10.6 million and $1.4 million, respectively) of $282.8 million at December 31, 2009.
Sources of Liquidity in 2010 and Capital Requirements
     While we successfully negotiated amendments to our various credit facilities allowing us to accomplish the recombination, our current debt obligations as of June 30, 2010 were $305.2 million, of which $6.8 million was paid in July 2010. A payment due on July 11, 2010 under the QRCP credit facility of $20.5 million, which includes accrued interest and fees, was extended by our lender to October 9, 2010. Based on our operating results for the six months ended June 30, 2010 we were not in compliance with our QMLP credit agreement but have secured a compliance waiver until September 15, 2010. We recently remediated a borrowing base deficiency of $13.6 million on our QELP credit facility using available funds and as a result, our cash balance has decreased to approximately $14.6 million as of August 2, 2010. In addition to prepayments arising from any borrowing base deficiency, QELP may also be required to make additional prepayments arising from the excess cash flow (as defined) provision under its credit agreement. We are actively pursuing the refinancing of our credit facilities, which could include the issuance of a significant amount of equity capital. There can be no assurance that we will be successful in these efforts or that we will have sufficient funds to pay these amounts when they come due, which raises substantial doubt as to our ability to continue as a going concern.
Credit Facilities
     The following is a brief description of our credit facilities. The terms of our credit facilities are described in greater detail within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” of our 2009 Form 10-K.
QRCP
     QRCP entered into a second amended and restated credit agreement with Royal Bank of Canada (“RBC”) on September 11, 2009. At the time of the amendment, QRCP’s credit agreement included a term loan, an $8.0 million revolving line of credit and three promissory notes. On March 19, 2010, QRCP obtained a consent extending the deadline for delivering audited financial statements, as required by the agreement, for an additional 45 days to May 14, 2010. We have completed and delivered the required financial statements to our lenders. On July 11, 2010, we obtained an amendment to the credit agreement which extended the July 11, 2010 maturity date of the $8 million revolving line of credit and three promissory notes until October 9, 2010. The maturity date of the term loan portion of the indebtedness outstanding under the credit agreement remains January 11, 2012. The amendment also extended, until October 9, 2010, the deadline for QRCP to satisfy specified conditions which would obligate the lenders to reconvey to QRCP’s subsidiaries the overriding royalty interests that such subsidiaries have assigned to the lenders under the credit agreement. The amendment effectively extended a $20.5 million payment due on July 11, 2010 to October 9, 2010. The other terms of the agreement were unchanged and no amendment fee was paid. As of August 2, 2010, the balance of the term loan was $32.1 million and of the promissory notes was $1.3 million. The balance on the revolving line of credit was $7.3 million. There is currently no additional availability under the credit agreement.
QELP
     Quest Cherokee Credit Agreement. QELP is a party, as a guarantor, to an amended and restated credit agreement with its wholly-owned subsidiary, Quest Cherokee, LLC (“Quest Cherokee”), as the borrower, RBC, as administrative agent and collateral agent, KeyBank National Association, as documentation agent and the lenders party thereto. On March 26, 2010, QELP obtained a consent extending the deadline for delivering audited financial statements, as required by the agreement, for an additional 45 days to May 14, 2010. We have completed and delivered the audited financial statements to our lenders. On June 4, 2010 the borrowing base on this facility was reduced to $125 million. QELP eliminated the borrowing base deficiency of $13.6 million using available cash in two equal installments of $6.8 million made in June and July 2010. The maturity date of the Quest Cherokee credit agreement is March 31, 2011. The outstanding balance under the credit agreement was $125.0 million as of August 2, 2010 with no additional availability.
     Second Lien Loan Agreement. QELP and Quest Cherokee are parties to a $45 million second lien loan agreement. On March 25, 2010, QELP obtained a consent extending the deadline for delivering audited financial statements, as required by the agreement, for an additional 45 days to May 14, 2010. We have completed and delivered the audited financial statements to our lenders. The maturity date of the second lien loan agreement is March 31, 2011. The outstanding balance under the loan was $30.2 million as of August 2, 2010.
QMLP
     QMLP and Bluestem Pipeline, LLC, as borrowers, entered into a third amendment to the amended and restated QMLP credit agreement on December 17, 2009. In connection with the December 17, 2009 amendment, the QMLP credit agreement was converted to a term loan and no future borrowings are permitted under the QMLP credit agreement. On March 25, 2010, QMLP obtained a consent extending the deadline for delivering audited financial statements, as required by the agreement, for an additional 45 days to May 14, 2010. We have completed and delivered the audited financial statements to our lenders. The maturity date of the QMLP credit agreement is March 30, 2011. As of August 2, 2010, the outstanding principal amount of the QMLP credit agreement was $118.7 million with no additional availability.
     As a result of the expiration of contracts with a significant customer of our KPC Pipeline and the decrease in 2010 in the gathering and compression fees charged under the midstream services agreement between QELP and a subsidiary of QMLP, QMLP was not in compliance with the interest coverage and total leverage ratio covenants of this facility commencing with the second quarter of 2010. In August 2010, the required lenders under the QMLP credit agreement agreed to waive these financial covenant events of default until September 15, 2010.
Contractual Obligations
     We have numerous contractual commitments in the ordinary course of business, debt service requirements and operating lease commitments. Our commitments as of December 31, 2009, are disclosed within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” of our 2009 Form 10-K. In February 2010, we extended an investment advisory service agreement that would have otherwise expired for an additional five months in exchange for monthly payments of $50,000. We also entered into an equity financing advisory agreement in February 2010 that would require a minimum payment of $750,000 payable on June 30, 2010. That payment has been deferred pending the outcome of our recent activities to secure such financing. Other than the preceding contracts, there are no other material changes to our commitments since December 31, 2009.
Off-balance Sheet Arrangements
     At June 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such activities.

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
     The following table summarizes the estimated volumes, fixed prices and fair value attributable to oil and gas derivative contracts as of June 30, 2010:

	Remainder of	Year Ending December 31,
	2010	2011	2012	2013	Total
Natural Gas Swaps:
Contract volumes (Mmbtu)	8,197,178	13,550,302	11,000,004	9,000,003	41,747,487
Weighted-average fixed price per Mmbtu	$6.05	$6.80	$7.13	$7.28	$6.84
Fair value, net	$12,510	$20,149	$14,195	$9,567	$56,421
Basis Swaps:
Contract volumes (Mmbtu)	1,896,282	8,549,998	9,000,000	9,000,003	28,446,283
Weighted-average fixed price per Mmbtu	$(0.66)	$(0.67)	$(0.70)	$(0.71)	$(0.69)
Fair value, net	$(475)	$(2,589)	$(2,642)	$(2,377)	$(8,083)
Crude Oil Swaps:
Contract volumes (Bbl)	15,000	—	—	—	15,000
Weighted-average fixed price per Bbl	$87.50	$—	$—	$—	$87.50
Fair value, net	$157	$—	$—	$—	$157

Total fair value, net	$12,192	$17,560	$11,553	$7,190	$48,495

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
     In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of the current principal executive officer and current principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. While significant improvements have been implemented, we identified material weaknesses in our internal control over financial reporting, as discussed below, primarily due to the inability to sufficiently test newly implemented controls. As a result, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2010. Notwithstanding this determination, our management believes that the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, and results of operations and cash flows as of the dates and for the periods presented, in conformity with GAAP.
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
     (l) Created a steering committee to monitor the progress of the evaluation of the internal controls and began regular meetings during the second quarter of 2010.
     (m) Created a policy aimed at standardizing the form, timing and authorization of stock based awards.
     We believe these measures have strengthened our internal control over financial reporting and disclosure controls and procedures and have effectively remediated our remaining control deficiencies for future reporting periods. We are unable to conclude that the material weaknesses identified above have been remediated, however, because the measures we have implemented have not yet been fully tested.
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
     Other than the measures discussed above, there were no changes in our internal control over financial reporting that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted into law. The Dodd-Frank Act provides smaller public companies and debt-only issuers with a permanent exemption from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act. PostRock is a non-accelerated filer and is eligible for this exemption under the Dodd-Frank Act. PostRock will still be required to disclose management’s assessment of the effectiveness of internal control over financial reporting under existing Section 404(a) of the Sarbanes-Oxley Act. The amendment to the Sarbanes-Oxley Act was effective immediately.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None.
ITEM 5. OTHER INFORMATION.
     None.

ITEM 6. EXHIBITS

10.1*	PostRock Energy Corporation Management Incentive Program (incorporated herein by reference to Exhibit 10.1 to PostRock’s Current Report on Form 8-K filed on April 6, 2010).

31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of August, 2010.

PostRock Energy Corporation
By:	/s/ David C. Lawler
David C. Lawler
Chief Executive Officer and President

By:	/s/ Jack T. Collins
Jack T. Collins
Chief Financial Officer

By:	/s/ David J. Klvac
David J. Klvac
Chief Accounting Officer