Form 10-Q/A
period 2010-09-30
PostRock Energy Corp
filed 2011-01-24
CIK 1473061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
Commission file number: 001-34635
PostRock Energy Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-0981065
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

210 Park Avenue, Suite 2750	73102
Oklahoma City, Oklahoma (Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code:
(405) 600-7704
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of November 8, 2010, there were 8,238,982 shares of common stock of PostRock Energy Corporation outstanding.

EXPLANATORY NOTE
     This Amendment No. 1 to the Quarterly Report of PostRock Energy Corporation on Form 10-Q/A for the quarterly period ended September 30, 2010 is being filed solely to refile exhibit 10.9 to indicate on the cover page of the exhibit that certain material indicated therein has been omitted, and a complete copy of the exhibit has been filed separately with the Securities and Exchange Commission, pursuant to a confidential treatment request.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of January, 2011.

POSTROCK ENERGY CORPORATION
/s/ David J. Klvac
David J. Klvac
Chief Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description
10.9
Asset Sale Agreement, dated as of September 21, 2010, by and between PostRock Energy Corporation and Royal Bank of Canada (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended).