Form 10-Q
period 2011-03-31
PostRock Energy Corp
filed 2011-05-11
CIK 1473061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
Commission file number: 001-34635
POSTROCK ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	27-0981065
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
210 Park Avenue, Oklahoma City, OK 73102
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At May 1, 2011, there were 8,290,482 outstanding shares of the registrant’s common stock having an aggregate market value of $63.2 million based on a closing price of $7.62 per share.

POSTROCK ENERGY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
POSTROCK ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2010	March 31, 2011
		(Unaudited)
ASSETS
Current assets
Cash and equivalents	$730	$11
Accounts receivable — trade, net	11,845	10,494
Other receivables	1,153	994
Inventory	6,161	5,817
Other assets	2,799	3,960
Derivative financial instruments	31,588	29,588

Total	54,276	50,864
Oil and gas properties, full cost accounting, net	116,488	118,451
Pipeline assets, net	61,148	60,843
Other property and equipment, net	15,964	14,946
Other, net	9,303	10,306
Derivative financial instruments	39,633	32,474

Total assets	$296,812	$287,884

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$7,030	$8,583
Revenue payable	5,898	5,123
Accrued expenses	7,190	6,761
Litigation reserve	1,020	10,520
Current portion of long-term debt	10,500	12,000
Derivative financial instruments	3,792	4,705

Total	35,430	47,692
Derivative financial instruments	6,681	6,666
Long-term debt	209,721	191,923
Asset retirement obligations	7,150	7,334

Total liabilities	258,982	253,615
Commitments and contingencies
Series A Cumulative Redeemable Preferred Stock, $0.01 par value; issued and outstanding — 6,000 shares	50,622	52,091
Stockholders’ equity
Preferred stock, $0.01 par value; authorized shares — 5,000,000; 195,842 and 198,752 Series B Voting Preferred Stock issued and outstanding at December 31, 2010 and March 31, 2011, respectively	2	2
Common stock, $0.01 par value; authorized shares — 40,000,000; 8,238,982 and 8,290,482 issued and outstanding at December 31, 2010 and March 31, 2011, respectively	82	83
Additional paid-in capital	377,538	376,368
Accumulated deficit	(390,414)	(394,275)

Total deficit	(12,792)	(17,822)

Total liabilities and equity	$296,812	$287,884

The accompanying notes are an integral part of these condensed consolidated financial statements

POSTROCK ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	(Predecessors)
	January 1, 2010 to	March 6, 2010 to	Three Months Ended
	March 5, 2010	March 31, 2010	March 31, 2011
Revenues
Oil and gas sales	$18,659	$8,471	$20,237
Gathering	1,076	430	1,356
Pipeline	1,749	927	3,173

Total	21,484	9,828	24,766
Costs and expenses
Production expense	8,645	4,118	12,434
Pipeline expense	1,110	637	1,660
General and administrative	5,735	1,584	4,888
Litigation reserve	—	1,570	9,500
Depreciation, depletion and amortization	4,164	1,103	6,891
(Gain) loss on sale of assets	—	172	(9,922)

Total	19,654	9,184	25,451

Operating income	1,830	644	(685)
Other income (expense)
Gain (loss) from derivative financial instruments	25,246	18,573	(821)
Other income (expense), net	(4)	(109)	334
Interest expense, net	(5,336)	(2,098)	(2,689)

Total other income (expense)	19,906	16,366	(3,176)

Income before income taxes and non-controlling interests	21,736	17,010	(3,861)
Income taxes	—	—	—

Net income	21,736	17,010	(3,861)
Net income attributable to non-controlling interest	(9,958)	—	—

Net income attributable to controlling interest	11,778	17,010	(3,861)
Preferred dividends	—	—	(1,859)
Accretion of redeemable preferred stock	—	—	(355)

Net income (loss) available to common stock	$11,778	$17,010	$(6,075)

Net income (loss) per common share
Basic	$0.37	$2.12	$(0.74)
Diluted	$0.36	$2.04	$(0.74)
Weighted average common shares outstanding
Basic	32,137	8,038	8,256
Diluted	32,614	8,348	8,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

POSTROCK ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	(Predecessors)
	January 1, 2010 to	March 6, 2010 to	Three Months Ended
	March 5, 2010	March 31, 2010	March 31, 2011
Cash flows from operating activities
Net income (loss)	$21,736	$17,010	$(3,861)
Adjustments to reconcile net income to cash provided by operations:
Depreciation, depletion and amortization	4,164	1,103	6,891
Stock-based compensation	808	83	299
Amortization of deferred loan costs	2,094	396	421
Change in fair value of derivative financial instruments	(21,573)	(15,439)	10,057
Litigation reserve	—	1,450	9,500
Loss (gain) on disposal of property and equipment	—	172	(9,922)
Other non-cash changes to net income	—	111	(291)
Change in assets and liabilities
Receivables	777	481	1,535
Payables	743	1,460	187
Other	468	(2,553)	(2,227)

Cash flows from operating activities	9,217	4,274	12,589

Cash flows from investing activities
Restricted cash	(1)	155	28
Proceeds from sale of oil and gas properties	—	—	5,763
Equipment, development, leasehold and pipeline	(2,282)	(2,241)	(8,530)

Cash flows from investing activities	(2,283)	(2,086)	(2,739)

Cash flows from financing activities
Proceeds from debt	900	500	—
Repayments of debt	(41)	(4,004)	(10,569)

Cash flows from financing activities	859	(3,504)	(10,569)

Net increase (decrease) in cash	7,793	(1,316)	(719)
Cash and equivalents–beginning of period	20,884	28,677	730

Cash and equivalents–end of period	$28,677	$27,361	$11

The accompanying notes are an integral part of these condensed consolidated financial statements.

POSTROCK ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Amounts subsequent to December 31, 2010 are unaudited)
(in thousands)

		Preferred	Common	Common	Additional		Total
	Preferred	Stock	Shares	Stock	Paid-in	Accumulated	(Deficit)
	Shares	Par Value	Issued	Par Value	Capital	Deficit	Equity
Balance, December 31, 2010	195,842	$2	8,238,982	$82	$377,538	$(390,414)	$(12,792)
Stock-based compensation	—	—	—	—	299	—	299
Restricted stock grants, net of forfeitures	—	—	51,500	1	—	—	1
Issuance of Series B preferred stock	2,910	—	—	—	—	—	—
Issuance of warrants	—	—	—	—	745	—	745
Preferred stock dividends	—	—	—	—	(1,859)	—	(1,859)
Preferred stock accretion	—	—	—	—	(355)	—	(355)
Net income	—	—	—	—	—	(3,861)	(3,861)

Balance, March 31, 2011	198,752	$2	8,290,482	$83	$376,368	$(394,275)	$(17,822)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POSTROCK ENERGY CORPORATION
Note 1 — Basis of Presentation
     PostRock Energy Corporation (“PostRock”) is an independent oil and gas company engaged in the acquisition, exploration, development, production and gathering of crude oil and natural gas. It manages its business in two segments, production and pipeline. Its production segment is focused in the Cherokee Basin, a 15-county region in southeastern Kansas and northeastern Oklahoma. It also has minor oil producing properties in Oklahoma and gas producing properties in the Appalachia Basin. The pipeline segment consists of a 1,120 mile interstate natural gas pipeline, which transports natural gas from northern Oklahoma and western Kansas to Wichita and Kansas City.
     PostRock was formed in 2009 to combine its predecessor entities, Quest Resource Corporation, Quest Energy Partners, L.P. and Quest Midstream Partners, L.P. (collectively, the “Predecessors”) into a single company. In March 2010, it completed the recombination of these entities. Unless the context requires otherwise, references to the “Company,” “we,” “us” and “our” refer to PostRock and its subsidiaries from the date of the recombination and to the Predecessors on a consolidated basis prior thereto.
     The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 10-K”).
     The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.
Recent Accounting Pronouncements and Recently Adopted Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The update requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established under FASB Accounting Standards Codification (“ASC”) 820. The update also requires separate presentation (on a gross basis rather than as one net number) about purchases, sales, issuances, and settlements within the reconciliation of activity in Level 3 fair value measurements. The guidance is effective for any fiscal period beginning after December 15, 2009, except for the requirement to separately disclose purchases, sales, issuances, and settlements, which is effective for any fiscal period beginning after December 15, 2010. The Company adopted the provisions of this update relating to disclosure on movement of assets among Levels 1 and 2 beginning with the quarter ended March 31, 2010. The provisions requiring gross presentation of activity within Level 3 assets were adopted in the current quarter. Other than additional disclosure required by the update, there was no material impact on its financial statements.
Note 2 — Divestitures
     Appalachia Basin Sale — On December 24, 2010, the Company entered into an agreement with Magnum Hunter Resources Corporation (“MHR”) to sell certain oil and gas properties and related assets in Wetzel and Lewis Counties, West Virginia. The sale closed in two phases for a total of $39.7 million. The first phase closed on December 30, 2010, for $28 million. The second closed on January 14, 2011, for $11.7 million. The amount received at both closings was paid half in cash and half in MHR common stock. The agreement contained provisions for a third closing if certain conditions are met before May 15, 2011. That deadline was subsequently extended to June 15, 2011. There can be no assurance that the third closing will occur.
     In general, no gains or losses are recognized upon the sale or disposition of oil and gas properties unless the deferral of gains or losses would significantly alter the relationship between capitalized costs and proved reserves of oil and gas. A significant alteration generally occurs when the deferral of gains or losses will result in an amortization rate materially different from the amortization rate calculated upon recognition of gains or losses. The Company’s evaluation demonstrated that a material difference in amortization rates would occur if no gain was recognized on the sale described above and therefore recorded a gain of $10.0 million, net of $114,000 in selling costs, in January 2011 related to the second phase of the sale with a corresponding reduction in the carrying amount of its oil and gas full cost pool of $1.5 million. During the first quarter of 2011, the Company reduced the gain on the Appalachia Basin sale by $111,000 to reflect post-closing adjustments pursuant to the sale agreement with MHR.
Note 3 — Derivative Financial Instruments
     The Company is exposed to commodity price risk and management believes it prudent to periodically reduce exposure to cash-flow variability resulting from this volatility. Accordingly, the Company enters into certain derivative financial instruments in order to manage exposure to commodity price risk inherent in its oil and gas production. Derivative financial instruments are also used to manage commodity price risk inherent in customer pricing requirements and to fix margins on the future sale of natural gas. Specifically, the Company may utilize futures, swaps and options.
     Derivative instruments expose the Company to counterparty credit risk. The Company’s commodity derivative instruments are currently with several counterparties. The Company generally executes commodity derivative instruments under master agreements which allow it, in the event of default, to elect early termination of all contracts with the defaulting counterparty. If the Company chooses to elect early termination, all asset and liability positions with the defaulting counterparty would be net cash settled at the time of election.
     The Company monitors the creditworthiness of its counterparties; however, it is not able to predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, it may be limited in its ability to mitigate an increase in counterparty credit risk. Possible actions would be to transfer its position to another counterparty or request a voluntary termination of the derivative contracts resulting in a cash settlement. Should one of these counterparties not perform, the Company may not realize the benefit of some of its derivative instruments under lower commodity prices as well as incur a loss. The Company includes a measure of counterparty credit risk in its estimates of the fair values of derivative instruments in an asset position.
     The Company does not designate its derivative financial instruments as hedging instruments for financial accounting purposes and, as a result, it recognizes the change in the respective instruments’ fair value currently in earnings. The table below outlines the classification of derivative financial instruments on the condensed consolidated balance sheet and their financial impact on the condensed consolidated statements of operations at and for the periods indicated (in thousands):

		December 31,	March 31,
Derivative Financial Instruments	Balance Sheet location	2010	2011
Commodity contracts	Current derivative financial instrument asset	$31,588	$29,588
Commodity contracts	Long-term derivative financial instrument asset	39,633	32,474
Commodity contracts	Current derivative financial instrument liability	(3,792)	(4,705)
Commodity contracts	Long-term derivative financial instrument liability	(6,681)	(6,666)

		$60,748	$50,691

     Gains and losses associated with derivative financial instruments related to oil and gas production were as follows for the periods indicated (in thousands):

	(Predecessors)
	January 1, 2010 to	March 6, 2010 to	Three Months Ended
	March 5, 2010	March 31, 2010	March 31, 2011
Realized gains	$3,673	$3,134	$9,236
Unrealized gains (losses)	21,573	15,439	(10,057)

Total	$25,246	$18,573	$(821)

     The following table summarizes the estimated volumes, fixed prices and fair values attributable to all of the Company’s oil and gas derivative contracts at March 31, 2011.

	Remainder of	Year Ending December 31,
	2011	2012	2013	Total
	($ in thousands, except per unit data)
Natural Gas Swaps
Contract volumes (Mmbtu)	10,202,283	11,000,004	9,000,003	30,202,290
Weighted-average fixed price per Mmbtu	$6.70	$7.13	$7.28	$7.03
Fair value, net	$22,613	$23,122	$16,327	$62,062
Natural Gas Basis Swaps
Contract volumes (Mmbtu)	6,441,780	9,000,000	9,000,003	24,441,783
Weighted-average fixed price per Mmbtu	$(0.69)	$(0.70)	$(0.71)	$(0.70)
Fair value, net	$(2,850)	$(3,554)	$(3,411)	$(9,815)
Crude Oil Swaps
Contract volumes (Bbl)	36,000	42,000	—	78,000
Weighted-average fixed price per Bbl	$85.90	$87.90	$—	$86.98
Fair value, net	$(792)	$(764)	$—	$(1,556)
Total fair value, net	$18,971	$18,804	$12,916	$50,691

     The following table summarizes the estimated volumes, fixed prices and fair values attributable to all of the Company’s oil and gas derivative contracts at December 31, 2010:

	Year Ending December 31,
	2011	2012	2013	Total
	($ in thousands, except per unit data)
Natural Gas Swaps
Contract volumes (Mmbtu)	13,550,302	11,000,004	9,000,003	33,550,309
Weighted-average fixed price per Mmbtu	$6.80	$7.13	$7.28	$7.04
Fair value, net	$31,588	$22,728	$16,905	$71,221
Natural Gas Basis Swaps
Contract volumes (Mmbtu)	8,549,998	9,000,000	9,000,003	26,550,001
Weighted-average fixed price per Mmbtu	$(0.67)	$(0.70)	$(0.71)	$(0.69)
Fair value, net	$(3,417)	$(3,405)	$(3,031)	$(9,853)
Crude Oil Swaps
Contract volumes (Bbl)	48,000	42,000	—	90,000
Weighted-average fixed price per Bbl	$85.90	$87.90	$—	$86.83
Fair value, net	$(375)	$(245)	$—	$(620)
Total fair value, net	$27,796	$19,078	$13,874	$60,748
Note 4 — Fair Value Measurements
     Certain assets and liabilities are measured at fair value on a recurring basis in the Company’s condensed consolidated balance sheets. The following methods and assumptions were used to estimate the fair values:
     Cash and Equivalents, Accounts Receivable and Accounts Payable The carrying amounts approximate fair value due to the short-term nature or maturity of the instruments.
     Commodity Derivative Instruments The Company’s oil and gas derivative instruments may consist of variable to fixed price swaps, collars and basis swaps. When possible, the Company estimates the fair values of these instruments based on published forward commodity price curves as of the date of the estimate. The discount rate used in the discounted cash flow projections is based on published LIBOR rates adjusted for counterparty credit risk. Counterparty credit risk is incorporated into derivative assets while the Company’s own credit risk is incorporated into derivative liabilities. Both are based on the current published credit default swap rates. See Note 3. Derivative Instruments and Hedging Activities.
     Short-Term Investments Short term investments are included in other current assets in the condensed consolidated balance sheet. At March 31, 2011, these investments consisted of common stock of MHR received as proceeds from the sale of certain Appalachia oil and gas assets, discussed previously. The fair value of these securities is based on the published market price of the common stock adjusted for the remaining three to four month restrictions on the Company’s ability to trade the securities.

     Measurement information for assets and liabilities that are measured at fair value on a recurring basis was as follows:

				Total Net Fair
	Level 1	Level 2	Level 3	Value
At December 31, 2010
Short term investments — other current assets	$—	$1,354	$—	$1,354
Derivative financial instruments — assets	—	71,221	—	71,221
Derivative financial instruments — liabilities	—	(620)	(9,853)	(10,473)

Total	$—	$71,955	$(9,853)	$62,102

At March 31, 2011
Short term investments — other current assets	$—	$1,817	$—	$1,817
Derivative financial instruments — assets	—	62,062	—	62,062
Derivative financial instruments — liabilities	—	(1,556)	(9,815)	(11,371)

Total	$—	$62,323	$(9,815)	$52,508

Level 1 — Quoted prices available in active markets for identical assets or liabilities at the reporting date.
Level 2 — Pricing inputs other than quoted prices in active markets included in Level 1 which are either directly or indirectly observable at the reporting date. Level 2 consists primarily of non-exchange traded commodity derivatives.
Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources.
     The Company classifies assets and liabilities within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement of each individual asset and liability taken as a whole.
     There were no movements between Levels 1 and 2 during the periods from January 1 to March 5 and March 6 to March 31, 2010, and during the three months ended March 31, 2011.
     The following table sets forth a reconciliation of changes in the fair value of risk management assets and liabilities classified as Level 3 in the fair value hierarchy for the periods presented (in thousands). There were no transfers into and out of Level 3, purchases, sales or issuances during the time period presented.

	Predecessors
	January 1, 2010 to	March 6, 2010 to	Three Months Ended
	March 5, 2010	March 31, 2010	March 31, 2011
Balance at beginning of period	$1,530	$5,455	$(9,853)
Realized and unrealized gains included in earnings	7,254	11,275	(857)
Settlements	(3,329)	(2,761)	895

Balance at end of period	$5,455	$13,969	$(9,815)

     Additional Fair Value Disclosures — The Company has 6,000 outstanding shares of Series A Cumulative Redeemable Preferred Stock (see Note 7 — Redeemable Preferred Stock and Warrants). The fair value and the carrying value of these securities were $68.5 million and $50.6 million, respectively, at December 31, 2010, and $65.2 million and $52.1 million, respectively, at March 31, 2011. The fair value was determined by discounting the cash flows over the remaining life of the securities utilizing a LIBOR interest rate and a risk premium of approximately 6.9% and 8.4% at December 31, 2010, and March 31, 2011, respectively, which was based on companies with similar leverage ratios to PostRock.
     The Company’s long term debt consists entirely of floating-rate facilities. The carrying amount of floating-rate debt approximates fair value because the interest rates paid on such debt are generally set for periods of six months or shorter.

Note 5 — Asset Retirement Obligations
     The following table reflects the changes to the Company’s asset retirement obligations for the period indicated (in thousands):

	Predecessors
	January 1, 2010 to	March 6, 2010 to	Three Months Ended
	March 5, 2010	March 31, 2010	March 31, 2011
Asset retirement obligations at beginning of period	$6,552	$6,648	$7,150
Liabilities incurred	—	1	23
Liabilities settled	(1)	(4)	—
Accretion	97	42	161
Divestitures	—	—	—

Asset retirement obligations at end of period	$6,648	$6,687	$7,334

Note 6 — Long-Term Debt
     The following is a summary of PostRock’s long-term debt at the dates indicated (in thousands):

	December 31,	March 31,
	2010	2011
Borrowing Base Facility	$187,000	$181,500
Secured Pipeline Loan	13,500	12,000
QER Loan	19,721	10,423

Total debt	220,221	203,923
Less current maturities included in current liabilities	10,500	12,000

Total long-term debt	$209,721	$191,923

     The terms of the Company’s credit facilities are described within Note 10 of Item 8. Financial Statement and Supplementary Data in the 2010 10-K.
     As discussed in Note 2, the Company sold certain Appalachia Basin oil and gas properties to MHR in December 2010 and January 2011. The Company received total consideration of $11.7 million for the second closing in January 2011 consisting of $5.8 million in cash and 0.9 million shares of MHR common stock with a fair value of $5.9 million. Of the cash amount, $1.7 million was placed in escrow. Included in the $39.7 million aggregate purchase price for both closings was approximately $36.7 million representing the purchase price of assets owned by one of the Company’s subsidiaries, Quest Eastern Resources (“QER”), pledged as collateral under the QER Loan. Approximately $12.1 million of the net cash consideration and the share consideration received by QER pursuant to the purchase agreement (totaling 3.0 million shares) were paid to the lender, Royal Bank of Canada (“RBC”), in repayment of the QER Loan and as consideration for the release of RBC’s liens encumbering the assets sold, which resulted in payments to RBC of $21.2 million in December 2010 and $9.3 million in January 2011 from the first and second phases of the asset sale. The $9.3 million payment on January 2011 consisted of $5.7 million in MHR stock and $3.6 million in cash.
     In addition to the payments described above, the Company made periodic payments of $1.5 million on the Secured Pipeline Loan and net payments of $5.5 million on the Borrowing Base Facility during the first quarter of 2011. The Company was in compliance with all its financial covenants at March 31, 2011.
Note 7 — Redeemable Preferred Stock and Warrants
     On March 31, 2011, the Company elected to not pay cash dividends of $1.9 million accrued for the quarter ended March 31, 2011, on its Series A Preferred Stock. Accordingly the liquidation preference of the Series A Preferred Stock increased by the same amount and the Company issued additional warrants to purchase 290,986 shares of

PostRock common stock at a strike price of $6.39 and 2,910 additional shares of Series B Preferred Stock. The Company recorded the increase in liquidation preference and the issuance of additional warrants by allocating their relative fair values to the $1.9 million amount of accrued dividends. The allocation resulted in an increase to the Company’s temporary equity of $1.1 million related to the Series A Preferred Stock and an increase to additional paid in capital of $745,000 related to the additional warrants issued.
     The following tables describe the changes in temporary equity, currently comprised of the Series A Preferred Stock (in thousands except share amounts), and in outstanding warrants:

		Number of
	Series A Preferred	Outstanding
	Stock	Shares	Liquidation Value
Balance on December 31, 2010	$50,622	6,000	$61,980
Dividends paid in kind	1,114	—	1,859
Accretion	355	—	—

Balance on March 31, 2011	$52,091	6,000	$63,839

	Outstanding	Weighted Average
	Warrants	Exercise Price
Balance on December 31, 2010	19,584,205	$3.16
Dividends paid in kind	290,986	$6.39

Balance on March 31, 2011	19,875,191	$3.21

Note 8 — Equity and Earnings per Share
     Share-Based Payments — During the first quarter of 2011, the Company granted 51,500 restricted share awards that vest in one year, 18,900 stock options to employees that vest ratably over a three year period and 10,000 stock options to directors that vested immediately. The employee stock options had an exercise price of $6.15 and were valued utilizing a volatility of 74.7% and a risk free rate of 2.00%. The director stock options had an exercise price of $4.80 and were valued utilizing a volatility of 77.0% and a risk free rate of 1.93%. The grant date fair values were $6.15 per restricted share, $3.79 per employee stock option and $3.02 per director stock option. The Company recorded share based compensation expense of $808,000 and $83,000 for the periods from January 1 to March 5 and March 6 to March 31, 2010, respectively, and $299,000 for the three months ended March 31, 2011. Total share-based compensation to be recognized on unvested stock awards and options at March 31, 2011, is $2.0 million over a weighted average period of 1.41 years.

     Income/(Loss) per Share — A reconciliation of the numerator and denominator used in the basic and diluted per share calculations for the periods indicated is as follows (dollars in thousands, except per share amounts):

	(Predecessors)
	January 1, 2010 to	March 6, 2010 to	Three Months Ended
	March 5, 2010	March 31, 2010	March 31, 2011
Net income (loss) attributable to controlling interests	$11,778	$17,010	$(3,861)
Preferred accretion	—	—	(355)
Preferred stock dividends	—	—	(1,859)

Net income (loss) attributable to common stockholders	$11,778	$17,010	$(6,075)

Denominator
Common shares	32,016,327	8,038,974	8,256,149
Weighted average number of unvested share-based awards participating	121,121	—	—

Denominator for basic earnings per share	32,137,448	8,038,974	8,256,149

Effect of potentially dilutive securities
Unvested share-based awards non-participating	450,751	308,093	—
Stock options	26,154	1,423	—

Denominator for diluted earnings per share	32,614,353	8,348,490	8,256,149

Basic earnings per share	$0.37	$2.12	$(0.74)

Diluted earnings per share	$0.36	$2.04	$(0.74)

Securities excluded from earnings per share calculation:
Unvested share-based awards	—	—	392,000
Antidilutive stock options	570,000	32,775	536,350
Warrants	—	—	19,875,191
Note 9 — Commitments and Contingencies
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
     As further described in Note 14 of Part II, Item 8 in the 2010 10-K, the Company has been sued in three lawsuits filed by royalty owners. Two of these actions have been filed in the District Court of Nowata County, State of Oklahoma, and one has been filed in the U.S. District Court for the District of Kansas.
     The lawsuit in Kansas is a putative class action, consisting of all royalty owners in the Kansas portion of the Cherokee Basin. Plaintiffs allege that the Company failed to properly make royalty payments by, among other things, paying royalties based on sale volumes rather than wellhead volumes, by allocating expenses in excess of actual costs, by improperly allocating production costs and marketing costs to royalty owners, and by failing to pay interest on royalty payments made late. The Company has filed an answer, denying plaintiffs’ claims. No class certification hearing has yet been scheduled. The parties have participated in multiple mediation sessions with the most recent in January 2011 and continue to engage in settlement discussions. The parties have agreed to a period of limited discovery with another mediation to occur thereafter. If the matter cannot be resolved at that time the case will proceed with general discovery, a class certification hearing, and a trial on the merits.
     In Oklahoma, the two suits have been consolidated to proceed as a single action. Plaintiffs are royalty interest owners located in Nowata and Craig counties who allege that the Company has wrongfully deducted post-production costs from the plaintiffs’ royalties and have engaged in self-dealing contracts and agreements resulting in a less than market price for the gas production. Plaintiffs seek unspecified actual and punitive damages. Discovery is currently ongoing. The parties participated in mediations on February 25 and March 9, 2011, and continue to engage in settlement discussions.
     The Company has reserved $10.5 million for the estimated potential cost to resolve the royalty owner lawsuits pending in Oklahoma and Kansas, which includes $9.5 million added in the first quarter of 2011. There can be no assurance the amount accrued will be sufficient to cover any final settlement or damage awards. The Company is vigorously defending against these lawsuits.
     Contractual Commitments — The Company has numerous contractual commitments in the ordinary course of business, debt service requirements and operating lease commitments. During the first quarter of 2011, the Company entered into new operating leases for compressors utilized in its gathering system. The new leases were entered into on existing compressors that the Company had previously been leasing on a month-to-month basis. The new compressor leases resulted in an increase to the Company’s contractual commitments of approximately $900,000 in 2011 from the amount of its outstanding commitments as of December 31, 2010. Except for these leases and the debt repayments during the first quarter of 2011 described in Note 6, as of March 31, 2011, there were no other material changes to the Company’s commitments since December 31, 2010.
Note 10 — Operating Segments
     Operating segment data for the periods indicated is as follows (in thousands):

	Production	Pipeline	Total
January 1, 2010 to March 5, 2010 (Predecessor)
Revenues	$19,735	$1,749	$21,484
Operating profit	$7,516	$49	$7,565

March 6, 2010 to March 31, 2010
Revenues	$8,901	$927	$9,828
Operating profit	$3,768	$30	$3,798

Three months ended March 31, 2011
Revenues	$21,593	$3,173	$24,766
Operating profit	$13,130	$573	$13,703

Identifiable assets
December 31, 2010	$232,111	$64,701	$296,812
March 31, 2011	$223,783	$64,101	$287,884

     The following table reconciles segment operating profits reported above to income before income taxes and non-controlling interests (in thousands):

	Predecessors
	January 1, 2010 to	March 6, 2010 to	Three Months Ended
	March 5, 2010	_March 31, 2010	March 31, 2011
Segment operating profit (1)	$7,565	$3,798	$13,703
General and administrative expenses	(5,735)	(1,584)	(4,888)
Litigation reserve	—	(1,570)	(9,500)
Gain (loss) from derivative financial instruments	25,246	18,573	(821)
Interest expense, net	(5,336)	(2,098)	(2,689)
Other income (expense), net	(4)	(109)	334

Income before income taxes and noncontrolling interests	$21,736	$17,010	$(3,861)

(1)	Segment operating profit represents total revenues less costs and expenses directly attributable thereto.
Note 11 — Subsequent Events
     The Company evaluated its activity from March 31, 2011, until the date of issuance for recognized and unrecognized subsequent events not discussed elsewhere in these footnotes and determined there were none.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     PostRock Energy Corporation (“PostRock”) is an independent oil and gas company engaged in the acquisition, exploration, development, production and gathering of crude oil and natural gas. We manage our business in two segments, production and pipeline. Our production segment is focused in the Cherokee Basin, a 15-county region in southeastern Kansas and northeastern Oklahoma. We also have minor oil producing properties in Oklahoma and gas producing properties in the Appalachia Basin. Our pipeline segment consists of a 1,120 mile interstate natural gas pipeline, which transports natural gas from northern Oklahoma and western Kansas to Wichita and Kansas City.
     The following discussion should be read together with the unaudited consolidated financial statements and related notes included elsewhere herein and with our annual report on Form 10-K for the year ended December 31, 2010.
     Our highlights for the first quarter of 2011 include:
•	Closed on the second phase of our Appalachia Basin sale for $11.7 million.

•	Decreased debt by $16.3 million from December 31, 2010.

•	Brought 56 new oil and gas wells online in the Cherokee Basin, of which 17 were drilled prior to 2011, and returned 30 wells in the basin to production.
2011 Drilling Program Update
      We have budgeted $43.6 million for our 2011 drilling program. During the first quarter of 2011, we drilled and connected 39 development wells, completed 9 new wells drilled in prior periods, recompleted or connected 20 wells and returned 30 wells to production in the Cherokee Basin. Additionally, we returned 30 wells that had been shut-in back to producing status. Though individual well results varied by area, production from the wells brought on-line during the first quarter is meeting cumulative production expectations. We have spent $8.2 million for drilling and completion through March 31, 2011, compared to $10.8 million budgeted. Capital spending is under budget due to extreme weather conditions that caused us to defer certain projects. We will continue to evaluate our drilling program in an effort to ensure all projects provide an attractive rate of return.

Results of Operations
     In March 2010, PostRock completed the recombination of its three predecessor entities. The results of operations for the three months ended March 31, 2010 represent the combined results of these predecessor entities and PostRock. The results of operations for the three months ended March 31, 2011 are those of PostRock. Unless the context requires otherwise, references to the “Company,” “we,” “us” and “our” refer to PostRock and its subsidiaries from the date of the recombination and to the three predecessor entities on a consolidated basis prior thereto. Operating segment data for the periods indicated are as follows (in thousands):

	Three Months Ended
	March 31,		Increase/
	2010	2011	(Decrease)
Revenues
Oil and gas sales	$27,130	$20,237	$(6,893)	(25.4)%
Gathering	1,506	1,356	(150)	(10.0)%

Total production segment	28,636	21,593	(7,043)	(24.6)%
Pipeline segment	2,676	3,173	497	18.6%

Total	$31,312	$24,766	$(6,546)	(20.9)%

Operating profit
Production	$11,284	$13,130	$1,846	16.4%
Pipelines	79	573	494	625.3%

Total segment operating profit	11,363	13,703	2,340	20.6%
General and administrative expenses	(7,319)	(4,888)	2,431	33.2%
Litigation reserve	(1,570)	(9,500)	(7,930)	(505.1)%

Total operating profit	$2,474	$(685)	$(3,159)	(127.7)%

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2011
     The following table presents financial and operating data for the periods indicated as follows:

	Three Months Ended
	March 31,		Increase/
	2010	2011	(Decrease)
	($ in thousands except per unit data)
Production Segment
Oil and gas sales	$27,130	$20,237	$(6,893)	(25.4)%
Gathering revenue	$1,506	$1,356	$(150)	(10.0)%
Production operating costs	$12,763	$12,434	$(329)	(2.6)%
Depreciation, depletion and amortization	$4,417	$5,951	$1,534	34.7%
Gain (loss) on sale of assets	$(172)	$9,922	$10,094	* %
Production Data
Total production (Mmcfe)	4,829	4,673	(156)	(3.2)%
Average daily production (Mmcfe/d)	53.7	51.9	(1.8)	(3.2)%
Average Sales Price per Unit (Mcfe)
Natural Gas (Mcf)	$5.46	$4.08	$(1.38)	(25.3)%
Oil(Bbl)	$74.85	$88.58	$13.73	18.3%
Natural Gas Equivalent (Mcfe)	$5.62	$4.33	$(1.29)	(22.9)%
Average Unit Costs per Mcfe
Production operating costs	$2.64	$2.66	$0.02	0.7%
Depreciation, depletion and amortization	$0.91	$1.27	$0.36	39.6%
Pipeline Segment
Pipeline revenue	$2,676	$3,173	$497	18.6%
Pipeline operating expense	$1,747	$1,660	$(87)	(5.0)%
Depreciation and amortization expense	$850	$940	$90	10.6%

*	Not meaningful
     Oil and gas sales decreased $6.9 million, or 25.4%, from $27.1 million during the three months ended March 31, 2010 to $20.2 million during the three months ended March 31, 2011. Decreased average realized natural gas prices resulted in decreased revenues of $6.0 million and lower production volumes decreased revenue by $887,000. Production decreased primarily due to the divestiture of the Appalachia Basin assets and extreme weather in the Cherokee Basin during the first quarter of 2011, which deferred production to future periods. Our average realized prices on an equivalent basis (Mcfe) decreased from $5.62 per Mcfe for the three months ended March 31, 2010, to $4.33 per Mcfe for the three months ended March 31, 2011.
     Gathering revenue decreased $150,000, or 10.0%, from $1.5 million for the three months ended March 31, 2010 to $1.4 million for the three months ended March 31, 2011, primarily due to lower volumes.
     Pipeline revenue increased $497,000, or 18.6%, from $2.7 million for the three months ended March 31, 2010 to $3.2 million for the three months ended March 31, 2011. The increase was primarily due to higher volumes transported and additional short-term firm transportation contracts.
     Oil and gas production costs consist of lease operating expenses, severance and ad valorem taxes and gathering expense. Production costs decreased $329,000, or 2.6%, from $12.7 million for the three months ended March 31, 2010, to $12.4 million for the three months ended March 31, 2011. The decrease was primarily due to lower severance and ad valorem taxes of approximately $900,000 partially offset by an approximately $600,000 increase in lease operating expenses. Lease operating expenses were higher primarily due to a one-time well repair expense in the Company’s oil producing assets in Oklahoma. Production costs were $2.64 per Mcfe for the three months ended March 31, 2010 as compared to $2.66 per Mcfe for the three months ended March 31, 2011.

     Pipeline operating expense decreased $87,000, or 5.0%, from $1.7 million during the three months ended March 31, 2010, to $1.6 million during the three months ended March 31, 2011. While we had a significant reduction in costs related to our capacity lease that expires at the end of October 2011, the cost to replace line-pack lost to an external corrosion leak offset the reduction.
     Depreciation, depletion and amortization increased $1.6 million, or 30.8%, from $5.3 million during the three months ended March 31, 2010, to $6.9 million during the three months ended March 31, 2011. Depletion and amortization on our production properties increased approximately $1.5 million, or 34.7%, from $4.4 million during the three months ended March 31, 2010 to $5.9 million during the three months ended March 31, 2011. On a per unit basis, we had an increase of $0.36 per Mcfe from $0.91 per Mcfe during the three months ended March 31, 2010 to $1.27 per Mcfe during the three months ended March 31, 2011. The increase in depletion and amortization rate was the result of a change from the straight-line method of depreciation to the units-of production method upon reclassifying our gathering system to our production full cost pool in the fourth quarter of 2010. The gathering system was previously a component of our pipeline segment and depreciated under the straight line method. Depreciation and amortization expense on our pipeline segment increased $90,000, or 10.6%, from $850,000 during the three months ended March 31, 2010, to $940,000 during the three months ended March 31, 2011.
     Gain from the sale of assets of $9.9 million during the three months ended March 31, 2011, was primarily due to the second phase of the Appalachia Basin sale in January 2011.
     General and administrative expenses decreased $2.4 million, or 33%, from $7.3 million during the three months ended March 31, 2010, to $4.9 million during the three months ended March 31, 2011. The March 2010 recombination and the September 2010 recapitalization have enabled us to focus on reducing all areas of our back office costs and focus on running our business. Accounting, tax, audit and financial consultant fees decreased $1.6 million and legal fees decreased $0.9 million. Compensation and benefits increased $100,000 which was primarily the result of the settlement of a workers’ compensation audit from prior periods. We believe general and administrative expenses will remain consistent with the first quarter of 2011 for the remainder of 2011.
     Litigation reserve expense increased $7.9 million from $1.6 million during the three months ended March 31, 2010, to $9.5 million during the three months ended March 31, 2011. During the first quarter of 2011, we added $9.5 million to our litigation reserve, bringing the total reserve to $10.5 million. This amount is the estimated potential cost to resolve royalty owner lawsuits pending in Oklahoma and Kansas. These represent the last known significant contingent liability remaining from our predecessor entities. See Note 8 in Part I, Item 1 of this report for a discussion of the lawsuits. The first quarter of 2010 expense was primarily related to settling the various shareholder related lawsuits.
     Other income (expense) consists of gains from derivative instruments and net interest expense. Gain from derivative financial instruments decreased $44.6 million, or 101.9%, from a gain of $43.8 million for the three months ended March 31, 2010, to a loss of $821,000 for the three months ended March 31, 2011. We recorded a $37.0 million unrealized gain and $6.8 million realized gain on our derivative contracts for the three months ended March 31, 2010 compared to a $10.0 million unrealized loss and $9.2 million realized gain for the three months ended March 31, 2011. Interest expense, net, decreased $4.7 million, or 63.8%, from $7.4 million during the three months ended March 31, 2010, to $2.7 million during the three months ended March 31, 2011. The decrease is primarily due to a $2.1 million decrease in amortization of debt issuance costs and a $2.7 million decrease in interest charges on outstanding debt due to a reduced level of debt and lower interest rates resulting from the restructuring of our credit facilities in September 2010.
Liquidity and Capital Resources
     Cash flows from operating activities have historically been driven by the quantities of our production, the prices received from the sale of this production, and from our pipeline revenue. Prices of oil and gas have historically been very volatile and can significantly impact the cash from the sale our production. Use of derivative financial instruments help mitigate this price volatility. Cash expenses also impact our operating cash flow and consist primarily of production operating costs, severance and ad valorem taxes, interest on our indebtedness and general and administrative expenses.
     Our primary sources of liquidity for the three months ended March 31, 2011 were cash generated from our operations, cash from the sale of oil and gas properties and available borrowings under our borrowing base credit facility. At March 31, 2011, including $11,000 in cash and $1.5 million in outstanding letters of credit, we had $42.0 million of availability under the facility.
     Cash Flows from Operating Activities Cash flows provided by operating activities were relatively flat, decreasing $902,000 from $13.5 million for the three months ended March 31, 2010, to $12.6 million for the three months ended March 31, 2011. The decrease was primarily the result of lower oil and gas sales.
     Cash Flows from Investing Activities Cash flows used in investing activities were $4.4 million for the three months ended March 31, 2010, compared to $2.7 million for the three months ended March 31, 2011. Capital expenditures were $4.5 million and $8.5 million for the three months ended March 31, 2010 and 2011, respectively. Cash proceeds from the second phase of our Appalachia Basin sale in the first quarter of 2011 were $5.8 million. The following table sets forth our capital expenditures, including costs we have incurred but not paid, by major categories for the three months ended March 31, 2011 (in thousands):

Three Months Ended
March 31, 2011
Capital expenditures
Leasehold acquisition	$172
Development	8,275
Pipelines	147
Other items	263

Total capital expenditures	$8,857

     Cash Flows from Financing Activities Cash flows used in financing activities totaled $2.6 million for the three months ended March 31, 2010 as compared to $10.6 million for the three months ended March 31, 2011. The cash used in financing activities during 2011 was for debt repayments. The cash used in financing activities during 2010 was for debt repayments of $4.0 million partially offset by borrowings of $1.4 million.
Sources of Liquidity in 2011 and Capital Requirements
     At April 30, 2011, we have $41.3 million of availability under our borrowing base credit facility, which we utilize as an external source of long and short term liquidity. An additional $30 million of capital may also be available from White Deer Energy for acquisitions, an accelerated development program or other corporate purposes on mutually acceptable terms pursuant to our securities purchase agreement with White Deer.
     Our borrowing base credit facility will undergo a borrowing base redetermination based on reserves as of March 31, 2011 that will be effective July 31, 2011. The borrowing base under that facility is determined based on the value of our oil and natural gas reserves at our lenders’ forward price forecasts, which are generally derived from futures prices. As such, our borrowing base can be adversely affected by downward fluctuations in future prices of oil and natural gas. There has been a significant decline in lender forward price forecasts since our borrowing base was last determined and as a result we expect a reduction in our borrowing base. A reduction in the borrowing base will reduce our available liquidity. If the reduction results in the outstanding amount under the facility exceeding the borrowing base, we will be required to repay the deficiency within 30 days or in six monthly installments thereafter at our election.
     On May 4, 2011, we filed a $100 million universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC). Upon being declared effective by the SEC, we will initially be limited to selling debt or equity securities under the shelf registration in one or more offerings over a 12 consecutive month period for a total initial public offering price not exceeding one third of our public equity float. That limit, at the time of filing the shelf, was approximately $21.7 million.

     The shelf registration statement is intended to give us the flexibility to sell securities if and when market conditions and circumstances warrant, to provide funding for growth or other strategic initiatives, for debt reduction or refinancing and for other general corporate purposes. The actual amount and type of securities or combination of securities and the terms of those securities, will be determined at the time of sale, if such sale occurs. If and when a particular series of securities is offered, the prospectus supplement relating to that offering will set forth our intended use of the net proceeds.
Appalachia Basin Sale
     On December 24, 2010, we entered into an agreement with Magnum Hunter Resources Corporation (“MHR”) to sell to MHR certain oil and gas properties and related assets in West Virginia. The sale closed in two phases for a total of $39.7 million. The first phase closed on December 30, 2010, for $28 million. The second closed on January 14, 2011, for $11.7 million. The amount received at both closings was paid half in cash and half in MHR common stock. The agreement contained provisions for a third closing if certain conditions are met before May 15, 2011. That deadline has been extended to June 15, 2011. There can be no assurance that the third closing will occur.
     Included in the $39.7 million aggregate purchase price for both closings was approximately $36.7 million representing the purchase price of assets owned by our subsidiary, Quest Eastern Resource (“QER”) pledged as collateral under the QER Loan. Approximately $12.1 million of the net cash consideration and the share consideration received by QER pursuant to the purchase agreement (totaling 3.0 million shares) were paid to the lender, Royal Bank of Canada (“RBC”), in repayment of the QER Loan and as consideration for the release of RBC’s liens encumbering the assets sold, which resulted in payments to RBC of $21.2 million in December 2010 and $9.3 million in January 2011 from the first and second phases of the asset sale. The $9.3 million payment in January 2011 consists of $5.7 million in MHR stock and $3.6 million in cash.
      In connection with the QER Loan, we entered into an asset sale agreement with RBC that allowed us to sell QER or its assets and, in the event the proceeds were not adequate to repay the QER Loan in full, we agreed to pay a portion of such shortfall in cash, stock or a combination thereof. Under the terms of the existing arrangement, prior to the end of the second quarter of 2011, we are required to make a payment to RBC of up to $5.1 million. The amount paid to RBC would be reduced if the third phase of the sale of properties to MHR discussed in Note 2 of Part I, Item 1 of this quarterly report is consummated. We currently expect to make such payment in common stock. We also expect to recover our payment to RBC through release of the escrowed proceeds from the Appalachia Basin asset sale in approximately one year. The asset sale agreement also gives us the option to purchase certain of QER’s remaining assets that secure the QER Loan, including a gathering system and undeveloped acreage.
Credit Facilities
     The following is summary of our outstanding balances and availability under our debt facilities at April 30, 2011 (in thousands).

	Balance	Availability
Borrowing Base Facility	$182,000	$41,300
Secured Pipeline Loan	11,000	—
QER Loan	10,423	—

Total	$203,423	$41,300

Dilution
     At March 31, 2011, we had 8,290,482 shares of common stock issued and outstanding. In addition, White Deer holds warrants to purchase 19,875,191 shares of common stock at a weighted average exercise price of $3.21, and we have 392,000 unvested restricted stock units outstanding. Consequently, if these shares were included as outstanding, our outstanding shares would be 28,557,673 of which White Deer’s warrants represent approximately 70%. Because we recorded a loss for the quarter, the warrants and restricted stock units would be antidilutive so they are excluded from our diluted share calculations. By exercising their warrants, White Deer can benefit from their respective percentage of all of our profits and growth. In addition, if White Deer begins to sell significant amounts of our common stock, or if public markets perceive that they may sell significant amounts of our common stock, the market price of our common stock may be significantly impacted.
Contractual Obligations
     We have numerous contractual commitments in the ordinary course of business, debt service requirements and operating lease commitments. During the first quarter of 2011 we entered into new operating leases for compressors utilized in our gathering system. The new leases were entered into on existing compressors that we had previously been leasing on a month-to-month basis. The new compressor leases resulted in an increase to our contractual commitments of approximately $900,000 in 2011 from the amount of our outstanding commitments as of December 31, 2010. Except for these leases and the debt repayments during the first quarter of 2011 described above, as of March 31, 2011, there were no other material changes to our commitments since December 31, 2010.
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
     You should consider carefully the statements under Item 1A. Risk Factors included in our annual report on Form 10-K for the year ended December 31, 2010, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements. Our annual report on Form 10-K for the year ended December 31, 2010, is available on our website at www.pstr.com.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     The following table summarizes the estimated volumes, fixed prices and fair value attributable to oil and gas derivative contracts at March 31, 2011. We currently do not have outstanding derivative contracts beyond 2013.

	Remainder of	Year Ending December 31,
	2011	2012	2013	Total
	($ in thousands, except volumes and per unit data)
Natural Gas Swaps
Contract volumes (Mmbtu)	10,202,283	11,000,004	9,000,003	30,202,290
Weighted-average fixed price per Mmbtu	$6.70	$7.13	$7.28	$7.03
Fair value, net	$22,613	$23,122	$16,327	$62,062
Natural Gas Basis Swaps
Contract volumes (Mmbtu)	6,441,780	9,000,000	9,000,003	24,441,783
Weighted-average fixed price per Mmbtu	$(0.69)	$(0.70)	$(0.71)	$(0.70)
Fair value, net	$(2,850)	$(3,554)	$(3,411)	$(9,815)
Crude Oil Swaps
Contract volumes (Bbl)	36,000	42,000	—	78,000
Weighted-average fixed price per Bbl	$85.90	$87.90	$—	$86.98
Fair value, net	$(792)	$(764)	$—	$(1,556)
Total fair value, net	$18,971	$18,804	$12,916	$50,691

ITEM 4. CONTROLS AND PROCEDURES
     Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
     In connection with the preparation of this quarterly report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
     There were no changes in internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     See Note 9 in Part I, Item 1 of this Quarterly Report entitled “Commitments and Contingencies,” which is incorporated herein by reference.
ITEM 1A. RISK FACTORS.
     For additional information about our risk factors, see Item 1A. “Risk Factors” in our 2010 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     The information set forth in Note 7 in Part I, Item 1 of this Quarterly Report is incorporated herein by reference in response to this item. The additional warrants and shares of Series B preferred stock issued to White Deer were issued in reliance upon an exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving any public offering.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None.
ITEM 5. OTHER INFORMATION.
     None.

ITEM 6. EXHIBITS

10.1†	PostRock 2010 Long-Term Incentive Plan Form of Restricted Share Award Agreement (one-year vesting and change-in- control provisions).

10.2†	PostRock 2011 Management Incentive Program.

31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contracts and compensatory plans and arrangements .

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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of May 2011.

PostRock Energy Corporation
By:	/s/ David C. Lawler
David C. Lawler
Chief Executive Officer and President

By:	/s/ Jack T. Collins
Jack T. Collins
Chief Financial Officer

By:	/s/ David J. Klvac
David J. Klvac
Chief Accounting Officer