Form 10-Q
period 2011-06-30
PostRock Energy Corp
filed 2011-08-10
CIK 1473061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At August 8, 2011, there were 9,431,168 outstanding shares of the registrant’s common stock having an aggregate market value of $38.7 million based on a closing price of $4.10 per share.

POSTROCK ENERGY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
POSTROCK ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2010	June 30, 2011
		(Unaudited)
ASSETS
Current assets
Cash and equivalents	$730	$1,305
Accounts receivable — trade, net	11,845	11,092
Other receivables	1,153	2,357
Inventory	6,161	5,088
Other current assets	2,799	7,949
Derivative financial instruments	31,588	29,714

Total	54,276	57,505
Oil and gas properties, full cost accounting, net	116,488	119,443
Pipeline assets, net	61,148	60,229
Other property and equipment, net	15,964	15,091
Other noncurrent assets, net	9,303	4,932
Derivative financial instruments	39,633	30,593

Total assets	$296,812	$287,793

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$7,030	$6,139
Revenue payable	5,898	5,557
Accrued expenses and other current liabilities	7,190	11,257
Litigation reserve	1,020	10,620
Current portion of long-term debt	10,500	9,000
Derivative financial instruments	3,792	4,669

Total	35,430	47,242
Derivative financial instruments	6,681	6,050
Long-term debt	209,721	183,000
Asset retirement obligations	7,150	7,516
Other noncurrent liabilities	—	400

Total liabilities	258,982	244,208
Commitments and contingencies
Series A Cumulative Redeemable Preferred Stock, $0.01 par value; issued and outstanding — 6,000 shares	50,622	53,634
Stockholders’ equity
Preferred stock, $0.01 par value; authorized shares — 5,000,000; 195,842 and 202,043 Series B Voting Preferred Stock issued and outstanding at December 31, 2010 and June 30, 2011, respectively	2	2
Common stock, $0.01 par value; authorized shares — 40,000,000; 8,238,982 and 8,429,168 issued and outstanding at December 31, 2010 and June 30, 2011, respectively	82	84
Additional paid-in capital	377,538	376,609
Accumulated deficit	(390,414)	(386,744)

Total deficit	(12,792)	(10,049)

Total liabilities and equity	$296,812	$287,793

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

			(Predecessors)
			January 1,
			2010	March 6, 2010	Six Months
	Three Months Ended June 30,		to March 5,	to	Ended June
	2010	2011	2010	June 30, 2010	30, 2011
Revenues
Oil and gas sales	$20,120	$21,525	$18,659	$28,591	$41,762
Gathering	1,474	1,533	1,076	1,904	2,889
Pipeline	2,232	2,466	1,749	3,159	5,639

Total	23,826	25,524	21,484	33,654	50,290
Costs and expenses
Production expense	12,005	11,406	8,645	16,123	23,840
Pipeline expense	1,664	1,356	1,110	2,301	3,016
General and administrative	7,910	5,148	5,735	9,494	10,036
Litigation reserve	50	100	—	1,620	9,600
Depreciation, depletion and amortization	4,905	6,836	4,164	6,008	13,727
(Gain) loss on sale of assets	(32)	(2,435)	—	140	(12,357)

Total	26,502	22,411	19,654	35,686	47,862

Operating income (loss)	(2,676)	3,113	1,830	(2,032)	2,428
Other income (expense)
Gain (loss) from derivative financial instruments	(605)	5,568	25,246	17,968	4,747
Gain on forgiveness of debt	—	1,647	—	—	1,647
Other income (expense), net	19	(164)	(4)	(90)	170
Interest expense, net	(6,325)	(2,633)	(5,336)	(8,423)	(5,322)

Total other income (expense)	(6,911)	4,418	19,906	9,455	1,242

Income (loss) before income taxes	(9,587)	7,531	21,736	7,423	3,670
Income taxes	—	—	—	—	—

Net income (loss)	(9,587)	7,531	21,736	7,423	3,670
Net income attributable to non-controlling interest	—	—	(9,958)	—	—

Net income (loss) attributable to controlling interest	(9,587)	7,531	11,778	7,423	3,670
Preferred dividends	—	(1,915)	—	—	(3,774)
Accretion of redeemable preferred stock	—	(380)	—	—	(735)

Net income (loss) available to common stock	$(9,587)	$5,236	$11,778	$7,423	$(839)

Net income (loss) per common share
Basic	$(1.19)	$0.63	$0.37	$0.92	$(0.10)
Diluted	$(1.19)	$0.28	$0.36	$0.91	$(0.10)
Weighted average common shares outstanding
Basic	8,049	8,311	32,137	8,047	8,283

Diluted	8,049	18,792	32,614	8,116	8,283

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	(Predecessors)
	January 1, 2010 to	March 6, 2010 to	Six Months Ended
	March 5, 2010	June 30, 2010	June 30, 2011
Cash flows from operating activities
Net income	$21,736	$7,423	$3,670
Adjustments to reconcile net income to cash provided by operations
Depreciation, depletion and amortization	4,164	6,008	13,727
Stock-based compensation	808	634	1,341
Amortization of deferred loan costs	2,094	1,558	848
Change in fair value of derivative financial instruments	(21,573)	(7,359)	11,160
Litigation reserve	—	—	9,600
Loss (gain) on disposal of property and equipment	—	140	(12,357)
Gain on forgiveness of debt	—	—	(1,647)
Other non-cash changes to net income	—	111	(100)
Change in assets and liabilities
Receivables	777	4,098	(426)
Payables	743	1,410	(2,859)
Other	468	(2,317)	(1,486)

Cash flows from operating activities	9,217	11,706	21,471

Cash flows from investing activities
Restricted cash	(1)	154	28
Proceeds from sale of oil and gas properties	—	101	10,682
Equipment, development, leasehold and pipeline	(2,282)	(9,944)	(15,287)

Cash flows from investing activities	(2,283)	(9,689)	(4,577)

Cash flows from financing activities
Proceeds from debt	900	2,100	—
Repayments of debt	(41)	(13,215)	(16,319)

Cash flows from financing activities	859	(11,115)	(16,319)

Net increase (decrease) in cash	7,793	(9,098)	575
Cash and equivalents—beginning of period	20,884	28,677	730

Cash and equivalents—end of period	$28,677	$19,579	$1,305

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Amounts subsequent to December 31, 2010 are unaudited)
(in thousands)

		Preferred	Common	Common	Additional		Total
	Preferred	Stock	Shares	Stock	Paid-in	Accumulated	(Deficit)
	Shares	Par Value	Issued	Par Value	Capital	Deficit	Equity
Balance, December 31, 2010	195,842	$2	8,238,982	$82	$377,538	$(390,414)	$(12,792)
Stock-based compensation	—	—	—	1	1,340	—	1,341
Restricted stock grants, net of forfeitures	—	—	49,000	—	—	—	—
Issuance of common stock	—	—	141,186	1	743	—	744
Issuance of Series B preferred stock	6,201	—	—	—	—	—	—
Issuance of warrants	—	—	—	—	1,497	—	1,497
Preferred stock dividends	—	—	—	—	(3,774)	—	(3,774)
Preferred stock accretion	—	—	—	—	(735)	—	(735)
Net income	—	—	—	—	—	3,670	3,670

Balance, June 30, 2011	202,043	$2	8,429,168	$84	$376,609	$(386,744)	$(10,049)

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
Recent Accounting Pronouncements and Recently Adopted Accounting Pronouncements
     In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the amendments to have a material impact on its financial statements.
     In May 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies the principles and definitions used to measure fair value and expands disclosure requirements in order to achieve greater consistency between U.S. GAAP and International Financial Reporting Standards. The amendment does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. ASU 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The Company does not expect the amendments to have a material impact on its financial statements.
     In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The update requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established under

FASB Accounting Standards Codification (“ASC”) 820. The update also requires separate presentation (on a gross basis rather than as one net number) about purchases, sales, issuances, and settlements within the reconciliation of activity in Level 3 fair value measurements. The guidance is effective for any fiscal period beginning after December 15, 2009, except for the requirement to separately disclose purchases, sales, issuances, and settlements, which is effective for any fiscal period beginning after December 15, 2010. The Company adopted the provisions of this update relating to disclosure on movement of assets among Levels 1 and 2 beginning with the quarter ended March 31, 2010, while the provisions requiring gross presentation of activity within Level 3 assets were adopted beginning with the quarter ended March 31, 2011. The adoption did not materially affect the Company’s financial statements.
Note 2 — Divestitures
     Appalachia Basin Sale — On December 24, 2010, the Company entered into an agreement with Magnum Hunter Resources Corporation (“MHR”) to sell certain oil and gas properties and related assets in West Virginia. The sale closed in three phases for a total of $44.6 million. The first phase closed on December 30, 2010, for $28 million, the second phase closed on January 14, 2011, for $11.7 million and the third phase closed on June 16, 2011, for $4.9 million. The amount received for the first and second phases was paid half in cash and half in MHR common stock, while the amount received for the third phase was paid entirely in cash. Of the proceeds received, $4.2 million, $1.7 million and $564,000 related to the first, second and third closings, respectively, were set aside in escrow to cover indemnities and title defects. Escrowed amounts from the first and second closing are to be released in June 2012 and are reflected in the condensed consolidated balance sheet as a component of other current assets. Escrowed amounts from the third closing are to be released in December 2012 and are reflected in the condensed consolidated balance sheet as a component of other noncurrent assets.
     In general, no gains or losses are recognized upon the sale or disposition of oil and gas properties unless the deferral of gains or losses would significantly alter the relationship between capitalized costs and proved reserves of oil and gas. A significant alteration generally occurs when the deferral of gains or losses will result in an amortization rate materially different from the amortization rate calculated upon recognition of gains or losses. The Company’s evaluation demonstrated that a material difference in amortization rates would occur if no gain was recognized on the three-phased sale described above. Gains of $9.9 million and $2.5 million, net of $225,000 and $2.4 million in selling costs and adjustments, were recorded in January 2011 and June 2011 related to the second and third phases of the sale. The corresponding reduction in the Company’s oil and gas full cost pool was $1.5 million for the second closing, with no reduction for the third closing.
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
     The Company does not designate its derivative financial instruments as hedging instruments for financial accounting purposes; as a result, it recognizes the change in the respective instruments’ fair value currently in earnings. The table below outlines the classification of derivative financial instruments on the condensed consolidated balance sheet and their financial impact on the condensed consolidated statements of operations at and for the periods indicated (in thousands):

		December 31,	June 30,
Derivative Financial Instruments	Balance Sheet location	2010	2011
Commodity contracts	Current derivative financial instrument asset	$31,588	$29,714
Commodity contracts	Long-term derivative financial instrument asset	39,633	30,593
Commodity contracts	Current derivative financial instrument liability	(3,792)	(4,669)
Commodity contracts	Long-term derivative financial instrument liability	(6,681)	(6,050)

		$60,748	$49,588

     Gains and losses associated with derivative financial instruments related to oil and gas production were as follows for the periods indicated (in thousands):

			(Predecessors)
	Three Months	Three Months	January 1,	March 6, 2010	Six Months
	Ended June	Ended June	2010 to March	to June 30,	Ended June
	30, 2010	30, 2011	5, 2010	2010	30, 2011
Realized gains (losses)	$7,475	$6,671	$3,673	$10,609	$15,907
Unrealized gains (losses)	(8,080)	(1,103)	21,573	7,359	(11,160)

Total	$(605)	$5,568	$25,246	$17,968	$4,747

     The following table summarizes the estimated volumes, fixed prices and fair values attributable to all of the Company’s oil and gas derivative contracts at June 30, 2011.

	Remainder of	Year Ending December 31,
	2011	2012	2013	Total
	($ in thousands, except per unit data)
Natural Gas Swaps
Contract volumes (Mmbtu)	6,822,618	11,000,004	9,000,003	26,822,625
Weighted-average fixed price per Mmbtu	$6.77	$7.13	$7.28	$7.09
Fair value, net	$16,060	$25,532	$18,715	$60,307
Natural Gas Basis Swaps
Contract volumes (Mmbtu)	4,310,136	9,000,000	9,000,003	22,310,139
Weighted-average fixed price per Mmbtu	$(0.69)	$(0.70)	$(0.71)	$(0.70)
Fair value, net	$(2,187)	$(4,047)	$(3,715)	$(9,949)
Crude Oil Swaps
Contract volumes (Bbl)	24,000	42,000	—	66,000
Weighted-average fixed price per Bbl	$85.90	$87.90	$—	$87.17
Fair value, net	$(264)	$(506)	$—	$(770)
Total fair value, net	$13,609	$20,979	$15,000	$49,588

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
     Commodity Derivative Instruments The Company’s oil and gas derivative instruments may consist of variable to fixed price swaps, collars and basis swaps. When possible, the Company estimates the fair values of these instruments based on published forward commodity price curves as of the date of the estimate. The discount rate used in the discounted cash flow projections is based on published LIBOR rates adjusted for counterparty credit risk. Counterparty credit risk is incorporated into derivative assets while the Company’s own credit risk is incorporated into derivative liabilities. Both are based on the current published credit default swap rates. See Note 3 — Derivative Instruments and Hedging Activities.
     Short-Term Investments Short term investments are included in other current assets in the condensed consolidated balance sheet. At June 30, 2011, these investments consisted of 23,517 shares of MHR common stock received as proceeds from the Appalachia Basin sale. The 23,517 shares were sold in July 2011 for approximately $168,000. The Company previously sold 218,095 shares of MHR common stock in June 2011 for $1.5 million and received the proceeds in July 2011.

     Measurement information for assets and liabilities that are measured at fair value on a recurring basis was as follows:

				Total Net Fair
	Level 1	Level 2	Level 3	Value
At December 31, 2010
Short term investments — other current assets	$—	$1,354	$—	$1,354
Derivative financial instruments — assets	—	71,221	—	71,221
Derivative financial instruments — liabilities	—	(620)	(9,853)	(10,473)

Total	$—	$71,955	$(9,853)	$62,102

At June 30, 2011
Short term investments — other current assets (1)	$159	$—	$—	$159
Derivative financial instruments — assets	—	60,307	—	60,307
Derivative financial instruments — liabilities	—	(10,719)	—	(10,719)

Total	$159	$49,588	$—	$49,747

(1)	In June 2011, the Company transferred 23,517 shares of MHR common stock with a fair value of $159,000 from Level 2 to Level 1 due to the limited amount of time remaining until restrictions on the Company’s ability to trade these securities lapsed in July 2011. The lifting of restrictions enabled the Company to value these securities at published market prices.
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
     Other than the activity related to shares of MHR common stock discussed above, there were no movements between Levels 1 and 2 during the periods from January 1 to March 5 and March 6 to June 30, 2010, and for the six months ended June 30, 2011.
     The following table sets forth a reconciliation of changes in the fair value of risk management assets and liabilities classified as Level 3 in the fair value hierarchy for the periods presented (in thousands). There were no purchases, sales or issuances during the time period presented.

	Predecessors
	January 1, 2010 to	March 6, 2010 to	Six Months Ended
	March 5, 2010	June 30, 2010	June 30, 2011
Balance at beginning of period	$1,530	$5,455	$(9,853)
Realized and unrealized gains included in earnings	7,254	13,713	(2,025)
Transfers out of Level 3 (1)	—	—	9,949
Settlements	(3,329)	(8,206)	1,929

Balance at end of period	$5,455	$10,962	$—

(1)	Availability of market based information allowed the Company to reclassify all if its swap contracts tied to Southern Star prices from Level 3 to Level 2 during the second quarter of 2011.
     Additional Fair Value Disclosures — The Company has 6,000 outstanding shares of Series A Cumulative Redeemable Preferred Stock (see Note 7 — Redeemable Preferred Stock and Warrants). The fair value and the carrying value of these securities were $68.5 million and $50.6 million, respectively, at December 31, 2010, and $62.7 million and $53.6 million, respectively, at June 30, 2011. The fair value was determined by discounting the cash flows over the remaining life of the securities utilizing a LIBOR interest rate and a risk premium of approximately 6.9% and 10.3% at December 31, 2010, and June 30, 2011, respectively, which was based on companies with similar leverage ratios to PostRock.

     The Company’s long-term debt consists entirely of floating-rate facilities. The carrying amount of floating-rate debt approximates fair value because the interest rates paid on such debt are generally set for periods of six months or shorter.
Note 5 — Asset Retirement Obligations
     The following table reflects the changes to the Company’s asset retirement obligations for the period indicated (in thousands):

	Predecessors
	January 1, 2010 to	March 6, 2010 to	Six Months Ended
	March 5, 2010	June 30, 2010	June 30, 2011
Asset retirement obligations at beginning of period	$6,552	$6,648	$7,150
Liabilities incurred	—	3	44
Liabilities settled	(1)	(10)	—
Accretion	97	193	322
Divestitures	—	—	—

Asset retirement obligations at end of period	$6,648	$6,834	$7,516

Note 6 — Long-Term Debt
     The following is a summary of PostRock’s long-term debt at the dates indicated (in thousands):

	December 31,	June 30,
	2010	2011
Borrowing Base Facility	$187,000	$183,000
Secured Pipeline Loan	13,500	9,000
QER Loan	19,721	—

Total debt	220,221	192,000
Less current maturities included in current liabilities	10,500	9,000

Total long-term debt	$209,721	$183,000

     The terms of the Company’s credit facilities are described within Note 10 of Item 8. Financial Statement and Supplementary Data in the 2010 10-K.
     As discussed in Note 2, the Company sold certain Appalachia Basin oil and gas properties to MHR in three phases that closed in December 2010, January 2011 and June 2011. The $44.6 million aggregate purchase price for the three phases was received in cash and in shares of MHR stock. Included in the $44.6 million total was approximately $41.6 million representing the purchase price of assets owned by one of the Company’s subsidiaries, Quest Eastern Resource LLC (“QER”), pledged as collateral under the QER Loan. From the sale proceeds, QER made payments to the lender, Royal Bank of Canada (“RBC”), in the amount of $21.2 million in December 2010, $9.3 million in January 2011 and $4.3 million in June 2011. The $9.3 million payment in January 2011 consisted of $5.7 million in MHR common stock and $3.6 million in cash while the $4.3 million payment in June 2011 was entirely in cash. Concurrent with the June 2011 payment and pursuant to the terms of an asset sale agreement with RBC, the Company fully settled the outstanding balance of the QER Loan of approximately $843,000 by issuing 141,186 shares of its common stock with a fair value of $744,000 to RBC. The Company expects to recover the full amount of the $843,000 payment to RBC through the release of escrowed proceeds from the Appalachia Basin asset sale in June 2012.
     The settlement of the QER Loan was facilitated by the restructuring of a prior loan (the “PESC Loan”) that met the criteria under accounting guidance to be classified as a troubled debt restructuring. The Company had previously recorded a gain on troubled debt restructuring related to the QER Loan of $2.9 million in 2010. Following a re-evaluation of the maximum sum of future cash flows that would be paid to RBC, the Company recorded an additional gain of $1.6 million during the second quarter of 2011. The gain includes $799,000 of accrued interest that was forgiven at the time the balance of the loan was settled. The gain is reflected as a “gain on forgiveness of debt” in the condensed consolidated statement of operations.
     Of the $6.4 million in escrowed funds related to the asset sale, $5.9 million is recorded in other current assets and $564,000 is recorded in other noncurrent assets. If all the escrowed funds are released to the Company and after the payment to the Company of approximately $843,000 to cover the issuance of stock to RBC described above, $4.6 million will be paid to RBC and $400,000 will be paid to a third party, with the remaining $614,000 paid to the Company. Because the amount payable to RBC is scheduled to be released from escrow in 12 months, the Company has presented the liability in accrued expenses and other current liabilities on the condensed consolidated balance sheet.
     In addition to the payments described above, the Company made periodic payments of $4.5 million on the Secured Pipeline Loan and net payments of $4.0 million on the Borrowing Base Facility during the six month period ended June 30, 2011. The Company was in compliance with all its financial covenants at June 30, 2011.
Note 7 — Redeemable Preferred Stock and Warrants
     The Company may accrue dividends on its Series A Preferred Stock rather than paying cash prior to July 1, 2013. Whenever dividends are accrued, the liquidation preference on the Series A Preferred Stock is increased by a similar amount, additional warrants to purchase shares of PostRock common stock are issued and additional shares of Series B Preferred Stock are issued as well. The Company records the increase in liquidation preference and the issuance of additional warrants by allocating their relative fair values to the amount of accrued dividends. The allocation results in an increase to the Company’s temporary equity related to the Series A Preferred Stock and an increase to additional paid in capital related to the additional warrants issued. The increase to additional paid in capital related to additional warrants issued was $745,000 and $752,000 in the first and second quarters of 2011, respectively.
     The following tables describe the changes in temporary equity, currently comprised of the Series A Preferred Stock (in thousands except share amounts), and in outstanding warrants:

		Number of
	Carrying Value of	Outstanding	Liquidation Value of	Number of	Weighted Average
	Series A Preferred	Series A	Series A Preferred	Outstanding	Exercise Price of
	Stock	Preferred Shares	Stock	Warrants	Warrants
Balance on December 31, 2010	$50,622	6,000	$61,980	19,584,205	$3.16
Accrued dividends	1,114	—	1,859	290,986	6.39
Accretion	355	—	—	—

Balance on March 31, 2011	52,091	6,000	63,839	19,875,191	3.21
Accrued dividends	1,163	—	1,915	329,068	5.82
Accretion	380	—	—	—

Balance on June 30, 2011	$53,634	6,000	$65,754	20,204,259	$3.25

Note 8 — Equity and Earnings per Share
     Share-Based Payments — The Company recorded share based compensation expense of $551,000 and $1.0 million for the three months ended June 30, 2010 and 2011, respectively. Expense for the periods from January 1 to March 5 and March 6 to June 30, 2010, was $808,000 and $634,000, respectively, and $1.3 million for the six months ended June 30, 2011. Total share-based compensation to be recognized on unvested stock awards and options at June 30, 2011, is $1.6 million over a weighted average period of 1.37 years. The following table summarizes option awards granted during 2011 and their associated valuation assumptions:

	Number of	Fair value per
	options granted	option	Exercise price	Risk free rate	Volatility
First quarter 2011 employee awards (1)	18,900	$3.79	$6.15	2.00%	74.7%
First quarter 2011 director awards (2)	10,000	$3.02	$4.80	1.93%	77.0%
Second quarter 2011 employee awards (1)	5,500	$4.51	$7.30	1.84%	75.2%
Second quarter 2011 director awards (2)	160,000	$4.53	$7.31	1.91%	75.2%

(1)	Awards vest ratably over a three year period.

(2)	Awards vest immediately.
     The following table summarizes restricted share awards granted during 2011:

	Number of
	shares granted	Fair Value Per Share
First quarter 2011 restricted share awards (1)	51,500	$6.15

(1)	Awards vest in one year.
     Income/(Loss) per Share — A reconciliation of the numerator and denominator used in the basic and diluted per share calculations for the periods indicated is as follows (dollars in thousands, except per share amounts):

			(Predecessor)
			January 1, 2010	March 6, 2010	Six Months Ended
	Three Months Ended June 30,		to March 5,	to June 30,	June 30,
	2010	2011	2010	2010	2011
Net income (loss) attributable to controlling interests	$(9,587)	$7,531	$11,778	$7,423	$3,670
Preferred stock accretion	—	(380)	—	—	(735)
Preferred stock dividends	—	(1,915)	—	—	(3,774)

Net income (loss) attributable to common stockholders	$(9,587)	$5,236	$11,778	$7,423	$(839)

Denominator
Common shares	8,048,998	8,310,527	32,016,327	8,046,771	8,283,488
Weighted average number of unvested share-based awards participating	—	—	121,121	—	—

Denominator for basic earnings per share	8,048,998	8,310,527	32,137,448	8,046,771	8,283,488

Effect of potentially dilutive securities
Unvested share-based awards non-participating	—	126,039	450,751	68,465	—
Warrants		10,159,326
Stock options	—	195,957	26,154	316	—

Denominator for diluted earnings per share	8,048,998	18,791,849	32,614,353	8,115,552	8,283,488

Basic earnings per share	$(1.19)	$0.63	$0.37	$0.92	$(0.10)

Diluted earnings per share	$(1.19)	$0.28	$0.36	$0.91	$(0.10)

Securities excluded from earnings per share calculation:
Unvested share-based awards	—	—	—	—	308,175
Antidilutive stock options	19,550	201,250	570,000	19,550	697,750
Warrants	—	—	—	—	20,204,259
Note 9 — Commitments and Contingencies
     Litigation — The Company is subject, from time to time, to certain legal proceedings and claims in the ordinary course of conducting its business. It records a liability related to its legal proceedings and claims when it has determined that it is probable that it will be obligated to pay and the related amount can be reasonably estimated. Except for those legal proceedings listed below, it believes there are no pending legal proceedings in which it is currently involved that, if adversely determined, would have a material adverse effect on its financial position, results of operations or cash flows.
     As further described in Note 14 of Part II, Item 8 in the 2010 10-K, the Company had been sued in royalty owner lawsuits filed in Oklahoma and Kansas.

     In Oklahoma, suits by a group of individual royalty owners and by a putative class representing all remaining royalty owners were filed in the District Court of Nowata County, Oklahoma. The lawsuits alleged that the Company wrongfully deducted post-production costs from the plaintiffs’ royalties and engaged in self-dealing contracts and agreements resulting in a less than market price for the gas production. The Company denied the allegations. Settlements have been reached in each of the cases, and on July 28, 2011, the Court entered an order approving the class action settlement. The Company used cash on hand to fund the $5.6 million in settlements on July 29, 2011.
     The Kansas action is a putative class action filed in the United States District Court for the District of Kansas, brought on behalf of all the Company’s royalty owners in that state. Plaintiffs allege that the Company failed to properly make royalty payments by, among other things, charging post-production costs to royalty owners in violation of the underlying lease contracts, paying royalties based on sale point volumes rather than wellhead volumes, allocating expenses in excess of the actual and reasonable post-production costs incurred, allocating production costs and marketing costs to royalty owners, and making royalty payments after the statutorily prescribed time for doing so without paying interest thereon. The Company has filed an answer, denying plaintiffs’ claims. No class certification hearing has yet been scheduled. The parties have participated in multiple mediation sessions. Another mediation session is scheduled in mid-August. If the matter cannot be resolved through mediation, the case will proceed with general discovery, a class certification hearing, and, if certified, a trial on the merits.
     At June 30, 2011, the Company had reserved $10.6 million for the estimated cost to resolve these cases. The reserve included $9.5 million and $100,000 added in the first and second quarter of 2011, respectively. After funding the settlement for the Oklahoma lawsuits, the reserve remaining for the estimated cost to resolve the Kansas lawsuit is $5.0 million. There can be no assurance the amount reserved will be sufficient to cover any final settlement or damage awards.
     Contractual Commitments — The Company has numerous contractual commitments in the ordinary course of business, debt service requirements and operating lease commitments. During the first quarter of 2011, the Company entered into new operating leases for compressors utilized in its gathering system. The leases convert already utilized compressors from month-to-month to a specified term lease. As a result, the $900,000 minimum amount of these contracts would be an increase to the amount included in the Company’s outstanding commitments table at December 31, 2010.
     Other than the compressor leases and debt repayments during the six months ended June 30, 2011, there were no material changes to the Company’s commitments since December 31, 2010.

Note 10 — Operating Segments
     Operating segment data for the periods indicated is as follows (in thousands):

	Production	Pipeline	Total
Three months ended June 30, 2010
Revenues	$21,594	$2,232	$23,826
Operating profit	$5,583	$(299)	$5,284

Three months ended June 30, 2011
Revenues	$23,058	$2,466	$25,524
Operating profit	$8,129	$232	$8,361

January 1, 2010 to March 5, 2010 (Predecessor)
Revenues	$19,735	$1,749	$21,484
Operating profit	$7,516	$49	$7,565

March 6, 2010 to June 30, 2010
Revenues	$30,495	$3,159	$33,654
Operating profit	$9,351	$(269)	$9,082

Six months ended June 30, 2011
Revenues	$44,651	$5,639	$50,290
Operating profit	$21,259	$805	$22,064

Identifiable assets
December 31, 2010	$232,111	$64,701	$296,812
June 30, 2011	$224,592	$63,201	$287,793
     The following table reconciles segment operating profits reported above to income before income taxes and non-controlling interests (in thousands):

			(Predecessor)
			January 1,	March 6, 2010	Six Months
	Three Months Ended June 30,		2010 to	to June 30,	Ended June 30,
	2010	2011	March 5, 2010	2010	2011
Segment operating profit (1)	$5,284	$8,361	$7,565	$9,082	$22,064
General and administrative expenses	(7,910)	(5,148)	(5,735)	(9,494)	(10,036)
Litigation reserve	(50)	(100)	—	(1,620)	(9,600)
Gain from forgiveness of debt	—	1,647	—	—	1,647
Gain (loss) from derivative financial instruments	(605)	5,568	25,246	17,968	4,747
Interest expense, net	(6,325)	(2,633)	(5,336)	(8,423)	(5,322)
Other income (expense), net	19	(164)	(4)	(90)	170

Income (loss) before income taxes	$(9,587)	$7,531	$21,736	$7,423	$3,670

(1)	Segment operating profit represents total revenues less costs and expenses directly attributable thereto.
Note 11 — Subsequent Events
     As discussed in Note 9 — Commitments and Contingencies, on July 28, 2011, the Company finalized the settlements related to its Oklahoma royalty owner lawsuits and the following day the Company used cash on hand to fund the $5.6 million in settlements.
     Effective July 31, 2011, the Company’s borrowing base credit facility was redetermined based on its oil and gas reserves at March 31, 2011. The borrowing base was reduced from $225 million to $200 million.
     On August 8, 2011, the Company purchased a majority of Constellation Energy Group, Inc.’s (“CEG”) interests in Constellation Energy Partners LLC (“CEP”). In the transaction, the Company acquired all 485,065 Class A Member Interests and 3,128,670 Class B Member Interests. In combination, the acquired units represent a 14.9% interest in CEP. CEG’s consideration was comprised of $6.6 million of cash, 1,000,000 shares of PostRock common stock and warrants to acquire an additional 673,822 shares of PostRock. Of the warrants, 224,607 are exercisable for one year at an exercise price of $6.57 a share, 224,607 are exercisable for two years at $7.07 a share and 224,608 for three years at $7.57 a share.

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
     Our highlights during the first half of 2011 include:
•	Closed on the second and third phases of our Appalachia Basin sale for $11.7 million and $4.9 million, respectively.
•	Decreased debt by $28.2 million from December 31, 2010, including the full settlement of our QER Loan.
•	Settled all of our Oklahoma royalty interest owner lawsuits for $5.6 million which was funded in July 2011.
•	Brought 55 new oil and gas wells online in the Cherokee Basin, of which 10 were drilled prior to 2011, recompleted 54 wells and returned 49 wells in the basin to production.
2011 Drilling Program Update
     We have budgeted $43.6 million for our 2011 drilling program. During the first half of 2011, we drilled and connected 45 development wells, completed 10 new wells drilled in prior periods, recompleted or connected 54 wells and returned 49 wells to production in the Cherokee Basin. Though individual well results varied by area, production from the wells brought on-line during the first half of 2011 is meeting cumulative production expectations. We have spent $13.7 million for drilling and completion through June 30, 2011, compared to $22.0 million budgeted. We continue to evaluate our drilling program in an effort to ensure all projects provide an attractive rate of return, but do not expect to spend our full budgeted drilling program amount during 2011.
Constellation Energy Partners, LLC
     On August 8, 2011, we purchased a majority of Constellation Energy Group, Inc.’s (“CEG”) interests in Constellation Energy Partners LLC (“CEP”). In the transaction, we acquired 485,065 Class A Member Interests and 3,128,670 Class B Member Interests. In combination, the acquired units represent a 14.9% interest in CEP. The consideration paid to CEG was comprised of $6.6 million of cash, 1,000,000 shares of PostRock common stock and warrants to acquire an additional 673,822 shares of PostRock. Of the warrants, 224,607 are exercisable for one year at an exercise price of $6.57 a share, 224,607 are exercisable for two years at $7.07 a share and 224,608 for three years at $7.57 a share. The cash was funded with borrowings under our credit facility. Both PostRock and CEP each have the majority of their assets in the Cherokee Basin of Kansas and Oklahoma. The acquisition provides an opportunity for us to pursue increased efficiency in the Cherokee Basin through cooperation with CEP and others.

Results of Operations
     In March 2010, PostRock completed the recombination of its three predecessor entities. The results of operations for the six months ended June 30, 2010, represent the combined results of these predecessor entities and PostRock. The results of operations for all other periods presented are those of PostRock. Unless the context requires otherwise, references to the “Company,” “we,” “us” and “our” refer to PostRock and its subsidiaries from the date of the recombination and to the three predecessor entities on a consolidated basis prior thereto. Operating segment data for the periods indicated are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Revenues
Oil and gas sales	$20,120	$21,525	$47,250	$41,762
Gathering	1,474	1,533	2,980	2,889

Total production segment	21,594	23,058	50,230	44,651
Pipeline segment	2,232	2,466	4,908	5,639

Total	$23,826	$25,524	$55,138	$50,290

Operating profit
Production	$5,583	$8,129	$16,867	$21,259
Pipelines	(299)	232	(220)	805

Total segment operating profit	5,284	8,361	16,647	22,064
General and administrative expenses	(7,910)	(5,148)	(15,229)	(10,036)
Litigation reserve	(50)	(100)	(1,620)	(9,600)

Total operating profit	$(2,676)	$3,113	$(202)	$2,428

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2011
     The following table presents financial and operating data for the periods indicated as follows:

	Three Months Ended
	June 30,		Increase/
	2010	2011	(Decrease)
	($ in thousands except per unit data)
Production Segment
Oil and gas sales	$20,120	$21,525	$1,405	7.0%
Gathering revenue	$1,474	$1,533	$59	4.0%
Production expense	$12,005	$11,406	$(599)	(5.0)%
Depreciation, depletion and amortization	$4,038	$5,955	$1,917	47.5%
Gain (loss) on sale of assets	$32	$2,432	$2,400	* %
Production Data
Total production (Mmcfe)	4,910	4,742	(168)	(3.4)%
Average daily production (Mmcfe/d)	54.0	52.1	(1.90)	(3.5)%
Average Sales Price per Unit (Mcfe)
Natural Gas (Mcf)	$3.92	$4.23	$0.31	7.9%
Oil(Bbl)	$74.73	$99.96	$25.23	33.8%
Natural Gas Equivalent (Mcfe)	$4.10	$4.54	$0.44	10.7%
Average Unit Costs per Mcfe
Production expense	$2.45	$2.41	$(0.04)	(1.6)%
Depreciation, depletion and amortization	$0.82	$1.26	$0.44	53.7%
Pipeline Segment
Pipeline revenue	$2,232	$2,466	$234	10.5%
Pipeline expense	$1,664	$1,356	$(308)	(18.5)%
Depreciation and amortization expense	$867	$881	$14	1.6%
Gain (loss) on sale of assets	$—	$3	$3	* %

*	Not meaningful

     Oil and gas sales increased $1.4 million, or 7.0%, from $20.1 million during the three months ended June 30, 2010, to $21.5 million during the three months ended June 30, 2011. Increased realized natural gas equivalent prices resulted in a $2.1 million increase in revenue while lower production volumes resulted in a $684,000 decrease in revenue. Production decreased due to the divestiture of the Appalachia Basin assets and reduced production volumes in the Cherokee Basin. The Cherokee Basin reduction is primarily due to lower than planned capital expenditures in the first half of 2011 coupled with natural production declines. Our average realized natural gas equivalent prices increased from $4.10 per Mcfe for the three months ended June 30, 2010, to $4.54 per Mcfe for the three months ended June 30, 2011.
     Gathering revenue increased $59,000, or 4.0%, from $1.47 million for the three months ended June 30, 2010, to $1.53 million for the three months ended June 30, 2011.
     Pipeline revenue increased $234,000, or 10.5%, from $2.2 million for the three months ended June 30, 2010, to $2.5 million for the three months ended June 30, 2011. The increase was primarily due to the renegotiation of a firm transportation contract in 2010 that resulted in increased firm transportation revenue as well as increased commodity fees.
     Production expense consists of lease operating expenses, severance and ad valorem taxes (collectively, “production taxes”) and gathering expense. Production expense decreased $599,000, or 5.0%, from $12.0 million for the three months ended June 30, 2010, to $11.4 million for the three months ended June 30, 2011. The decrease was primarily due to lower production taxes of $698,000 offset by slightly higher lease operating expenses of $99,000. Production expense was $2.45 per Mcfe for the three months ended June 30, 2010, as compared to $2.41 per Mcfe for the three months ended June 30, 2011.
     Pipeline expense decreased $308,000, or 18.5%, from $1.7 million during the three months ended June 30, 2010, to $1.4 million during the three months ended June 30, 2011. The decrease was primarily due to a significant reduction in costs related to our capacity lease that expires at the end of October 2011.
     Depreciation, depletion and amortization increased $1.9 million, or 39.4%, from $4.9 million during the three months ended June 30, 2010, to $6.8 million during the three months ended June 30, 2011. Depletion and amortization on our production properties increased approximately $1.9 million, or 47.5%, from $4.0 million during the three months ended June 30, 2010, to $5.9 million during the three months ended June 30, 2011. On a per unit basis, we had an increase of $0.44 per Mcfe from $0.82 per Mcfe during the three months ended June 30, 2010, to $1.26 per Mcfe during the three months ended June 30, 2011. The increase in depletion and amortization rate was the result of a change from the straight-line method of depreciation to the units-of production method upon reclassifying our gathering system to our production full cost pool in the fourth quarter of 2010. The gathering system was previously a component of our pipeline segment and depreciated under the straight line method. Depreciation and amortization expense on our pipeline segment increased $14,000, or 1.6%, from $867,000 during the three months ended June 30, 2010, to $881,000 during the three months ended June 30, 2011.
     Gain from the sale of assets of $2.4 million during the three months ended June 30, 2011, was primarily due to the third and final phase of the Appalachia Basin sale in June 2011. Gross proceeds from this phase were $4.9 million.
     Litigation reserve expense was $50,000 for the three months ended June 30, 2010, and $100,000 for the three months ended June 30, 2011. The 2010 expense represents an increase in the reserve for our shareholder related lawsuits that settled in early 2011. The 2011 expense represents an increase in the reserve for the Oklahoma royalty lawsuits from $5.5 million to $5.6 million, the amount of the settlement.
     General and administrative expenses decreased $2.8 million, or 34.9%, from $7.9 million during the three months ended June 30, 2010, to $5.1 million during the three months ended June 30, 2011. In the prior year period, we incurred significant fees related to a cancelled refinancing. As a result, legal fees decreased $2.2 million and outside services decreased $1.2 million. These decreases were partially offset by non-employee director stock compensation of approximately $725,000 in the current year period. Annual board stock compensation for 2011 occurred in the second quarter of 2011 while the annual expense for 2010 occurred in the fourth quarter of that year.

     Other income was $6.9 million during the three months ended June 30, 2010, and other expense was $4.4 million during the three months ended June 30, 2011. Loss from derivative financial instruments was $605,000 during the three months ended June 30, 2010, and gain from derivative financial instruments was $5.5 million during the three months ended June 30, 2011. We recorded a $8.1 million unrealized loss and $7.5 million realized gain on our derivative contracts for the three months ended June 30, 2010, compared to a $1.1 million unrealized loss and $6.7 million realized gain for the three months ended June 30, 2011. Interest expense, net, was $6.3 million during the three months ended June 30, 2010, and $2.6 million during the three months ended June 30, 2011. The decrease is primarily due to the September 2010 refinancing which resulted in a lower balance of debt, lower interest rates and decreased amortization of debt issuance costs. Gain from forgiveness of debt was $1.6 million during the three months ended June 30, 2011. The gain was a result of the settlement of our QER Loan under a troubled debt restructuring as discussed in Liquidity and Capital Resources — QER Loan below.
Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2011
     The following table presents financial and operating data for the periods indicated as follows:

	Six Months Ended
	June 30,		Increase/
	2010	2011	(Decrease)
	($ in thousands except per unit data)
Production Segment
Oil and gas sales	$47,250	$41,762	$(5,488)	(11.6)%
Gathering revenue	$2,980	$2,889	$(91)	(3.1)%
Production expense	$24,768	$23,840	$(928)	(3.7)%
Depreciation, depletion and amortization	$8,455	$11,906	$3,451	40.8%
Gain (loss) on sale of assets	$(140)	$12,354	$12,494	* %
Production Data
Total production (Mmcfe)	9,740	9,415	(325)	(3.3)%
Average daily production (Mmcfe/d)	53.8	52.0	(1.8)	(3.3)%
Average Sales Price per Unit (Mcfe)
Natural Gas (Mcf)	$4.68	$4.15	$(0.53)	(11.3)%
Oil(Bbl)	$74.80	$94.45	$19.65	26.3%
Natural Gas Equivalent (Mcfe)	$4.85	$4.44	$(0.41)	(8.5)%
Average Unit Costs per Mcfe
Production expense	$2.54	$2.53	$(0.01)	(0.4)%
Depreciation, depletion and amortization	$0.87	$1.26	$0.39	44.8%
Pipeline Segment
Pipeline revenue	$4,908	$5,639	$731	14.9%
Pipeline expense	$3,411	$3,016	$(395)	(11.6)%
Depreciation and amortization expense	$1,717	$1,821	$104	6.1%

*	Not meaningful
     Oil and gas sales decreased $5.5 million, or 11.6%, from $47.3 million during the six months ended June 30, 2010, to $41.8 million during the six months ended June 30, 2011. Decreased realized natural gas equivalent prices resulted in a $3.9 million reduction in revenues, and lower production volumes reduced revenue by $1.6 million. Production decreased due to the divestiture of the Appalachia Basin assets and reduced production volumes in the Cherokee Basin. The Cherokee Basin reduction is primarily due to lower than planned capital expenditures in the first half of 2011 coupled with natural production declines. Our average realized natural gas equivalent prices decreased from $4.85 per Mcfe for the six months ended June 30, 2010, to $4.44 per Mcfe for the six months ended June 30, 2011.
     Gathering revenue decreased $91,000, or 3.1%, from $3.0 million for the six months ended June 30, 2010, to $2.9 million for the six months ended June 30, 2011.

     Pipeline revenue increased $731,000, or 14.9%, from $4.9 million for the six months ended June 30, 2010, to $5.6 million for the six months ended June 30, 2011. The renegotiation of a firm transportation contract in mid 2010 resulted in increased firm transportation revenue as well as increased commodity fees. In addition, we received more seasonal firm transportation revenue in the current year and increased throughput resulted in higher commodity fee revenue.
     Production expense decreased $928,000, or 3.7%, from $24.7 million for the six months ended June 30, 2010, to $23.8 million for the six months ended June 30, 2011. The decrease was due to lower production taxes of $1.6 million partially offset by an increase in lease operating expenses of $747,000. The increase is primarily related to one-time costs associated with well workovers in our oil producing assets in Oklahoma. Production expense was $2.54 per Mcfe for the six months ended June 30, 2010, as compared to $2.53 per Mcfe for the six months ended June 30, 2011.
     Pipeline expense decreased $395,000, or 11.6%, from $3.4 million during the six months ended June 30, 2010, to $3.0 million during the six months ended June 30, 2011. We had a significant reduction in costs related to our capacity lease that expires at the end of October 2011; however, these savings were offset by the costs associated with gas lost in the first quarter due to an external corrosion leak.
     Depreciation, depletion and amortization increased $3.5 million, or 34.9%, from $10.2 million during the six months ended June 30, 2010, to $13.7 million during the six months ended June 30, 2011. Depletion and amortization on our production properties increased approximately $3.4 million, or 40.8%, from $8.5 million during the six months ended June 30, 2010, to $11.9 million during the six months ended June 30, 2011. On a per unit basis, we had an increase of $0.39 per Mcfe from $0.87 per Mcfe during the six months ended June 30, 2010, to $1.26 per Mcfe during the six months ended June 30, 2011. The increase in depletion and amortization rate was the result of a change from the straight-line method of depreciation to the units-of production method upon reclassifying our gathering system to our production full cost pool in the fourth quarter of 2010. The gathering system was previously a component of our pipeline segment and depreciated under the straight line method. Depreciation and amortization expense on our pipeline segment increased $104,000, or 6.1%, from $1.7 million during the six months ended June 30, 2010, to $1.8 million during the six months ended June 30, 2011.
     Gain from the sale of assets of $12.4 million during the six months ended June 30, 2011, was primarily due to the second and third phases of the Appalachia Basin sale in 2011. Gross proceeds from both phases were $16.6 million.
     General and administrative expenses decreased $5.2 million, or 34.1%, from $15.2 million during the six months ended June 30, 2010, to $10.0 million during the six months ended June 30, 2011. Accounting, tax and audit fees decreased $1.4 million, outside service fees decreased $1.5 million, and legal fees decreased $3.1 million. The March 2010 recombination and the September 2010 refinancing have enabled us to eliminate significant costs associated with those transactions. These decreases were partially offset by non-employee director stock compensation of approximately $725,000 in the current year period. Annual board stock compensation for 2011 occurred in the second quarter of 2011 while the annual expense for 2010 occurred in the fourth quarter of that year.
     Litigation reserve expense increased $8.0 million, from $1.6 million during the six months ended June 30, 2010, to $9.6 million during the six months ended June 30, 2011. The $1.6 million expense for the six months ended June 30, 2010, was primarily related to various shareholder related lawsuits that settled in early 2011. The $9.6 million expense for the six months ended June 30, 2011, was for an increase to the estimated potential cost to resolve royalty owner lawsuits pending in Oklahoma and Kansas. These represent the last known significant contingent liabilities remaining from our predecessor entities. All of our Oklahoma royalty owner lawsuits were settled and funded in July 2011 for $5.6 million.
     Other income was $29.4 million during the six months ended June 30, 2010, and $1.2 million during the six months ended June 30, 2011. Gain from derivative financial instruments was $43.2 million during the six months ended June 30, 2010, and $4.7 million during the six months ended June 30, 2011. We recorded a $28.9 million unrealized gain and $14.3 million realized gain on our derivative contracts for the six months ended June 30, 2010, compared to a $11.2 million unrealized loss and $15.9 million realized gain for the six months ended June 30, 2011. Interest expense, net, was $13.8 million during the six months ended June 30, 2010, and $5.3 million during the six months ended June 30, 2011. The decrease is primarily due to the September 2010 refinancing, which resulted in lower debt balances, lower interest rates and decreased amortization of debt issuance costs. Gain from forgiveness of debt was $1.6 million during the six months ended June 30, 2011.
Liquidity and Capital Resources
     Cash flows from operating activities have historically been driven by the quantities of our production, the prices received from the sale of this production, and from our pipeline revenue. Prices of oil and gas have historically been very volatile and can significantly impact the cash from the sale our production. Use of derivative financial instruments help mitigate this price volatility. Cash expenses also impact our operating cash flow and consist primarily of production operating costs, production taxes, interest on our indebtedness and general and administrative expenses.
     Our primary sources of liquidity for the six months ended June 30, 2011, were cash generated from our operations and commodity derivatives, cash from the sale of oil and gas properties and available borrowings under our borrowing base credit facility. At June 30, 2011, we had $40.3 million of availability under the facility, which included $1.7 million in outstanding letters of credit. Our borrowing base was redetermined effective as of July 31, 2011. On August 8, 2011, subsequent to funding the CEP acquisition and the Oklahoma royalty owner lawsuits, we had $4.3 million of availability under the facility.
     Cash Flows from Operating Activities
     Cash flows provided by operating activities were relatively flat, increasing $548,000 from $20.9 million for the six months ended June 30, 2010, to $21.5 million for the six months ended June 30, 2011.
     Cash Flows from Investing Activities
     Cash flows used in investing activities were $12.0 million for the six months ended June 30, 2010, compared to $4.6 million for the six months ended June 30, 2011. Capital expenditures were $12.2 million and $15.3 million for the six months ended June 30, 2010 and 2011, respectively. Cash proceeds from the second and third phases of our Appalachia Basin sale in 2011 were $10.7 million. The following table sets forth our capital expenditures, including costs we have incurred but not paid, by major categories for the six months ended June 30, 2011 (in thousands):

Six Months Ended
June 30, 2011
Capital expenditures
Leasehold acquisition	$546
Development	13,812
Pipelines	407
Other items	1,371

Total capital expenditures	$16,136

     Cash Flows from Financing Activities
     Cash flows used in financing activities were $10.3 million for the six months ended June 30, 2010, as compared to $16.3 million for the six months ended June 30, 2011. The cash used in financing activities for both periods was primarily for repayment of outstanding indebtedness.
Sources of Liquidity in 2011 and Capital Requirements
     As discussed above, at August 8, 2011, we had $4.3 million of availability under our borrowing base credit facility, which we utilize as an external source of long and short term liquidity. In addition, $30 million of capital may also be available from White Deer Energy, L.P. (“White Deer”) for acquisitions, an accelerated development program or other corporate purposes on mutually acceptable terms pursuant to our securities purchase agreement with White Deer.
     The borrowing base under our borrowing base credit facility was redetermined effective July 31, 2011, based on reserves at March 31, 2011. The borrowing base under that facility is determined based on the value of our oil and natural gas reserves at our lenders’ forward price forecasts, which are generally derived from futures prices. As a result of the significant decline in lender forward price forecasts since our borrowing base was last determined and the roll off of hedges, our borrowing base was reduced from $225 million to $200 million.
     On May 4, 2011, we filed a $100 million universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC), which became effective on May 13, 2011. We are initially limited to selling debt or equity securities under the shelf registration in one or more offerings over a 12 consecutive month period for a total initial public offering price not exceeding one third of our public equity float. That limit, at the time of effectiveness of the shelf, was approximately $21.8 million. The registration statement is intended to give us the flexibility to sell securities if and when market conditions and circumstances warrant, to provide funding for growth or other strategic initiatives, for debt reduction or refinancing and for other general corporate purposes. The actual amount and type of securities or combination of securities and the terms of those securities will be determined at the time of sale, if such sale occurs. If and when a particular series of securities is offered, the prospectus supplement relating to that offering will set forth our intended use of the net proceeds.
Appalachia Basin Sale
     On December 24, 2010, we entered into an agreement with Magnum Hunter Resources Corporation (“MHR”) to sell to MHR certain oil and gas properties and related assets in West Virginia. The sale closed in three phases for a total of $44.6 million. The first phase closed in December 2010 for $28 million; the second phase closed in January 2011 for $11.7 million and the third phase closed in June 2011 for $4.9 million. The amount received for the first and second phases was paid half in cash and half in MHR common stock while the amount received for the third phase was paid entirely in cash.
QER Loan
     Included in the $44.6 million aggregate purchase price paid by MHR was approximately $41.6 million representing the purchase price of assets owned by one of our subsidiaries, Quest Eastern Resource LLC (“QER”), pledged as collateral under the QER Loan. From the sale proceeds, we made payments to the lender, Royal Bank of Canada (“RBC”), in the amount of $21.2 million in December 2010, $9.3 million in January 2011 and $4.3 million in June 2011. Concurrent with the June 2011 payment and pursuant to the terms of an asset sale agreement with RBC, we fully settled the outstanding balance of the QER Loan of approximately $843,000 by issuing 141,186 shares of our common stock with a fair value of $744,000 to RBC. We expect to recover the full amount of the $843,000 payment to RBC through the release of escrowed proceeds from the Appalachia Basin asset sale in June 2012.
     In connection with the sale, $6.4 million of funds were placed into escrow subject to post closing indemnification. If all the escrowed funds are released to PostRock, and after the payment to us of approximately $843,000 to cover the issuance of stock to RBC described above, $4.6 million will be paid to RBC and $400,000 will be paid to a third party, with the remaining $614,000 paid to us.

Dilution
     At June 30, 2011, we had 8,429,168 shares of common stock issued and outstanding. In addition, White Deer held warrants to purchase 20,204,259 shares of common stock at a weighted average exercise price of $3.25, and we had 308,175 unvested restricted stock units outstanding. Consequently, if these shares were included as outstanding, our outstanding shares would be 28,941,602 of which White Deer’s warrants represent approximately 70%. By exercising their warrants, White Deer can benefit from their respective percentage of all of our profits and growth. In addition, if White Deer begins to sell significant amounts of our common stock, or if public markets perceive that they may sell significant amounts of our common stock, the market price of our common stock may be significantly impacted.
Contractual Obligations
     We have numerous contractual commitments in the ordinary course of business, debt service requirements and operating lease commitments. During the first quarter of 2011, we entered into new operating leases for compressors utilized in our gathering system. The leases convert already utilized compressors from month-to-month to a specified term lease. As a result, the $900,000 minimum amount of these contracts would be an increase to the amount included in our outstanding commitments table at December 31, 2010. Other than the compressor leases and debt repayments during the six months ended June 30, 2011, there were no material changes to our commitments since December 31, 2010.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     The following table summarizes the estimated volumes, fixed prices and fair value attributable to oil and gas derivative contracts at June 30, 2011. We currently do not have outstanding derivative contracts beyond 2013.

	Remainder of	Year Ending December 31,
	2011	2012	2013	Total
	($ in thousands, except volumes and per unit data)
Natural Gas Swaps
Contract volumes (Mmbtu)	6,822,618	11,000,004	9,000,003	26,822,625
Weighted-average fixed price per Mmbtu	$6.77	$7.13	$7.28	$7.09
Fair value, net	$16,060	$25,532	$18,715	$60,307
Natural Gas Basis Swaps
Contract volumes (Mmbtu)	4,310,136	9,000,000	9,000,003	22,310,139
Weighted-average fixed price per Mmbtu	$(0.69)	$(0.70)	$(0.71)	$(0.70)
Fair value, net	$(2,187)	$(4,047)	$(3,715)	$(9,949)
Crude Oil Swaps
Contract volumes (Bbl)	24,000	42,000	—	66,000
Weighted-average fixed price per Bbl	$85.90	$87.90	$—	$87.17
Fair value, net	$(264)	$(506)	$—	$(770)
Total fair value, net	$13,609	$20,979	$15,000	$49,588

ITEM 4.	CONTROLS AND PROCEDURES
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
     In connection with the preparation of this quarterly report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     The information set forth in Note 7 in Part I, Item 1 of this Quarterly Report is incorporated herein by reference in response to this item. The additional warrants to purchase 329,070 shares of our common stock at an exercise price of $5.82 and the additional 3,290.70 shares of Series B preferred stock issued to White Deer were issued in reliance upon an exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving any public offering.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None.
ITEM 5. OTHER INFORMATION.
     None.

ITEM 6. EXHIBITS

2.1	Purchase Agreement dated June 21, 2011, by and among PostRock Energy Corporation, Constellation Energy Commodities Group, Inc., Constellation Energy Partners Holdings, LLC and Constellation Energy Partners Management, LLC (incorporated herein by reference to Exhibit 2.1 to PostRock’s Current Report on Form 8-K filed on June 21, 2011).

31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

**	Furnished not filed

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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of August 2011.

PostRock Energy Corporation
By:	/s/ Terry Carter
Terry Carter
Interim Chief Executive Officer and President

By:	/s/ Jack T. Collins
Jack T. Collins
Executive Vice President and Chief Financial Officer

By:	/s/ David J. Klvac
David J. Klvac
Executive Vice President and Chief Accounting Officer