Form 10-Q
period 2011-09-30
PostRock Energy Corp
filed 2011-11-09
CIK 1473061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
Commission file number: 001-34635
POSTROCK ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0981065 (I.R.S. Employer Identification No.)
210 Park Avenue, Oklahoma City, OK 73102
(Address of principal executive offices) (Zip Code)
(405) 600-7704
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At October 31, 2011, there were 9,503,396 outstanding shares of the registrant’s common stock having an aggregate market value of $38.2 million based on a closing price of $4.12 per share.

POSTROCK ENERGY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets	F-1
Condensed Consolidated Statements of Operations	F-2
Condensed Consolidated Statements of Cash Flows	F-3
Condensed Consolidated Statement of Stockholders’ Equity	F-4
Notes to Condensed Consolidated Financial Statements	F-5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3. Quantitative and Qualitative Disclosures About Market Risk	10
Item 4. Controls and Procedures	11

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	12
Item 1A. Risk Factors	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults Upon Senior Securities	12
Item 5. Other Information	12
Item 6. Exhibits	13
SIGNATURES	15
EX-10.3
EX-10.4
EX-10.5
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
POSTROCK ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2010	September 30, 2011
		(Unaudited)
ASSETS
Current assets
Cash and equivalents	$730	$58
Accounts receivable — trade, net	11,845	10,727
Other receivables	1,153	777
Inventory	6,161	4,499
Other current assets	2,799	7,526
Derivative financial instruments	31,588	35,366

Total	54,276	58,953
Oil and gas properties, full cost accounting, net	116,488	121,973
Pipeline assets, net	61,148	59,511
Other property and equipment, net	15,964	15,109
Investment in affiliate	—	10,673
Other noncurrent assets, net	9,303	4,486
Derivative financial instruments	39,633	29,229

Total assets	$296,812	$299,934

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$7,030	$4,319
Revenue payable	5,898	5,359
Accrued expenses and other current liabilities	7,190	13,150
Litigation reserve	1,020	3,070
Current portion of long-term debt	10,500	6,000
Derivative financial instruments	3,792	4,737

Total	35,430	36,635
Derivative financial instruments	6,681	5,581
Long-term debt	209,721	190,000
Asset retirement obligations	7,150	7,726
Other noncurrent liabilities	—	4,876

Total liabilities	258,982	244,818
Commitments and contingencies
Series A cumulative redeemable preferred stock, $0.01 par value; issued and outstanding — 6,000 shares	50,622	55,092
Stockholders’ equity
Preferred stock, $0.01 par value; authorized shares — 5,000,000; 195,842 and 208,406 Series B Voting Preferred Stock issued and outstanding at December 31, 2010 and September 30, 2011, respectively	2	2
Common stock, $0.01 par value; authorized shares — 40,000,000; 8,238,982 and 9,503,396 issued and outstanding at December 31, 2010 and September 30, 2011, respectively	82	95
Additional paid-in capital	377,538	379,664
Accumulated deficit	(390,414)	(379,737)

Total equity (deficit)	(12,792)	24

Total liabilities and equity	$296,812	$299,934

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

			(Predecessors)	March 6, 2010	Nine Months
	Three Months Ended		January 1, 2010	to	Ended
	September 30,		to March 5,	September 30,	September 30,
	2010	2011	2010	2010	2011
Revenues
Oil and gas sales	$21,484	$20,543	$18,659	$50,075	$62,305
Gathering	1,437	1,383	1,076	3,341	4,272
Pipeline	2,402	2,501	1,749	5,561	8,140

Total	25,323	24,427	21,484	58,977	74,717
Costs and expenses
Production expense	10,904	11,845	8,645	27,027	35,685
Pipeline expense	1,431	1,132	1,110	3,732	4,148
General and administrative	4,638	4,241	5,735	14,132	14,277
Litigation reserve	20	1,981	—	1,640	11,581
Depreciation, depletion and amortization	4,874	6,755	4,164	10,882	20,482
(Gain) loss on sale of assets	(9)	(28)	—	131	(12,385)
Recovery of misappropropriated funds	(997)	—	—	(997)	—

Total	20,861	25,926	19,654	56,547	73,788

Operating income (loss)	4,462	(1,499)	1,830	2,430	929
Other income (expense)
Gain from derivative financial instruments	32,271	11,953	25,246	50,239	16,700
Loss from investment in affiliate	—	(859)	—	—	(859)
Gain on forgiveness of debt	—	—	—	—	1,647
Other income (expense), net	58	23	(4)	(32)	193
Interest expense, net	(8,602)	(2,611)	(5,336)	(17,025)	(7,933)

Total	23,727	8,506	19,906	33,182	9,748

Income before income taxes	28,189	7,007	21,736	35,612	10,677
Income taxes	—	—	—	—	—

Net income	28,189	7,007	21,736	35,612	10,677
Net income attributable to non-controlling interest	—	—	(9,958)	—	—

Net income attributable to controlling interest	28,189	7,007	11,778	35,612	10,677
Preferred dividends	(180)	(1,973)	—	(180)	(5,747)
Accretion of redeemable preferred stock	(29)	(406)	—	(29)	(1,141)

Net income available to common stock	$27,980	$4,628	$11,778	$35,403	$3,789

Net income per common share
Basic	$3.47	$0.51	$0.37	$4.40	$0.44
Diluted	$3.21	$0.29	$0.36	$4.22	$0.23
Weighted average common shares outstanding
Basic	8,063	9,009	32,137	8,053	8,528

Diluted	8,719	16,009	32,614	8,381	16,753

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	(Predecessors)
	January 1, 2010 to	March 6, 2010 to	Nine Months Ended
	March 5, 2010	September 30, 2010	September 30, 2011
Cash flows from operating activities
Net income	$21,736	$35,612	$10,677
Adjustments to reconcile net income to cash provided by operations
Depreciation, depletion and amortization	4,164	10,882	20,482
Stock-based compensation	808	987	1,184
Amortization of deferred loan costs	2,094	5,339	1,278
Change in fair value of derivative financial instruments	(21,573)	(32,804)	6,471
Litigation reserve	—	—	6,031
Loss (gain) on disposal of property and equipment	—	131	(12,385)
(Gain) on forgiveness of debt	—	—	(1,647)
Loss from investment in affiliate	—	—	859
Other non-cash changes to net income	—	111	562
Change in assets and liabilities
Receivables	777	5,021	1,494
Payables	743	1,312	(2,806)
Other	468	(506)	(2,725)

Cash flows from operating activities	9,217	26,085	29,475

Cash flows from investing activities
Restricted cash	(1)	331	28
Proceeds from sale of equity securities	—	—	1,634
Investment in affiliate	—	—	(6,864)
Proceeds from sale of oil and gas properties	—	110	10,706
Equipment, development, leasehold and pipeline	(2,282)	(20,588)	(23,398)

Cash flows from investing activities	(2,283)	(20,147)	(17,894)

Cash flows from financing activities
Proceeds from issuance of preferred stock and warrants	—	60,000	—
Proceeds from debt	900	2,100	3,000
Repayment of debt	(41)	(88,976)	(15,319)
Proceeds from stock option exercise	—	—	66
Refinancing and equity offering costs	—	(6,477)	—

Cash flows from financing activities	859	(33,353)	(12,253)

Net increase (decrease) in cash	7,793	(27,415)	(672)
Cash and equivalents—beginning of period	20,884	28,677	730

Cash and equivalents—end of period	$28,677	$1,262	$58

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Amounts subsequent to December 31, 2010 are unaudited)
(in thousands)

		Preferred	Common	Common	Additional		Total
	Preferred	Stock	Shares	Stock	Paid-in	Accumulated	(Deficit)
	Shares	Par Value	Issued	Par Value	Capital	Deficit	Equity
Balance, December 31, 2010	195,842	$2	8,238,982	$82	$377,538	$(390,414)	$(12,792)
Stock-based compensation	—	—	72,228	1	1,182	—	1,183
Restricted stock grants, net of forfeitures	—	—	31,000	—	—	—	—
Issuance of common stock	—	—	1,141,186	12	4,830	—	4,842
Issuance of Series B preferred stock	12,564	—	—	—	—	—	—
Issuance of warrants	—	—	—	—	2,936	—	2,936
Stock option exercises	—	—	20,000	—	66	—	66
Preferred stock dividends	—	—	—	—	(5,747)	—	(5,747)
Preferred stock accretion	—	—	—	—	(1,141)	—	(1,141)
Net income	—	—	—	—	—	10,677	10,677

Balance, September 30, 2011	208,406	$2	9,503,396	$95	$379,664	$(379,737)	$24

The accompanying notes are an integral part of these statements

POSTROCK ENERGY CORPORATION
Note 1 — Basis of Presentation
     PostRock Energy Corporation (“PostRock”) is an independent oil and gas company engaged in the acquisition, exploration, development, production and gathering of crude oil and natural gas. It manages its business in two segments, production and pipeline. Its production segment is focused in the Cherokee Basin, a 15-county region in southeastern Kansas and northeastern Oklahoma. It also has minor oil producing properties in Oklahoma and oil and gas producing properties in the Appalachia Basin. The pipeline segment consists of a 1,120 mile interstate pipeline, which transports natural gas from northern Oklahoma and western Kansas to Wichita and Kansas City.
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
Recent Accounting Pronouncements and Recently Adopted Accounting Pronouncements
     In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. The amendments are to be applied retrospectively and are effective for fiscal years and interim periods within those years beginning after December 15, 2011. The amendment will not have a material impact on the Company’s financial statements.
     In May 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies the principles and definitions used to measure fair value and expands disclosure requirements in order to achieve greater consistency between U.S. GAAP and International Financial Reporting Standards. The amendment does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. ASU 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The amendment will not have a material impact on the Company’s financial statements.

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
Note 2 — Acquisitions and Divestitures
     Constellation Energy Partners LLC (“CEP”) investment — On August 8, 2011, the Company acquired, from Constellation Energy Group, Inc. (“CEG”), a 14.9% voting interest in CEP and the right to appoint two directors to CEP’s Board. The total cost of the investment was $11.5 million, including $6.6 million of cash, 1,000,000 shares of PostRock common stock with a fair value of $4.1 million and warrants to acquire an additional 673,822 shares of PostRock common stock with a fair value of $518,000, and acquisition costs of $283,000. Of the warrants, 224,607 are exercisable for one year following issuance at an exercise price of $6.57 a share, 224,607 are exercisable for two years following issuance at $7.07 a share and 224,608 for three years following issuance at $7.57 a share. The 14.9% voting interest consisted of 485,065 of CEP’s outstanding Class A Member Interests, representing all of the class, and 3,128,670 Class B Member Interests, representing 13.2% of the class at the time.
     CEP is focused on the acquisition, development and production of oil and natural gas properties as well as related midstream assets. All of its proved reserves are located in the Cherokee Basin in Kansas and Oklahoma, the Black Warrior Basin in Alabama, the Woodford Shale in the Arkoma Basin in Oklahoma and the Central Kansas Uplift in Kansas and Nebraska. Because the Company and CEP each have the majority of their assets in the Cherokee Basin of Kansas and Oklahoma, the investment was made in an attempt to increase the likelihood of improved efficiencies in this region through cooperation with CEP and others.
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
     Of the proceeds received, $6.4 million was set aside in escrow to cover potential claims for indemnity and title defects. The total first and second closing escrowed amount of $5.9 million is to be released in June 2012 and is reflected in the condensed consolidated balance sheet as a component of other current assets. The third closing escrowed amount of $564,000 is to be released in December 2012 and is reflected in the condensed consolidated balance sheet as a component of other noncurrent assets. If all of the amounts in escrow are released, the Company would receive a total of $1.5 million, which includes $843,000 in connection with the QER Loan (see Note 7 - Long-Term Debt). The remaining amount would be released to RBC and a third-party and is reflected in the condensed consolidated balance sheet in other current and non-current liabilities.
     In general, no gains or losses are recognized upon the sale or disposition of oil and gas properties unless the deferral of gains or losses would significantly alter the relationship between capitalized costs and proved reserves of oil and gas. A significant alteration generally occurs when the deferral of gains or losses will result in an amortization rate materially different from the amortization rate calculated upon recognition of gains or losses. The Company’s evaluation demonstrated that a material difference in amortization rates would occur if no gain was recognized on the three-phased sale described above. Gains of $9.9 million and $2.5 million, net of $225,000 and $2.4 million in selling costs and adjustments, were recorded in January 2011 and June 2011 related to the second and third phases of the sale. The corresponding reduction in the Company’s oil and gas full cost pool was $1.5 million for the second closing with no reduction for the third closing.

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

		December 31,	September 30,
Derivative Financial Instruments	Balance Sheet location	2010	2011
Commodity contracts	Current derivative financial instrument asset	$31,588	$35,366
Commodity contracts	Long-term derivative financial instrument asset	39,633	29,229
Commodity contracts	Current derivative financial instrument liability	(3,792)	(4,737)
Commodity contracts	Long-term derivative financial instrument liability	(6,681)	(5,581)

		$60,748	$54,277

     Gains and losses associated with derivative financial instruments related to oil and gas production were as follows for the periods indicated (in thousands):

			(Predecessors)
	Three Months	Three Months	January 1,	March 6, 2010	Nine Months
	Ended September	Ended September	2010 to March	to September	Ended September
	30, 2010	30, 2011	5, 2010	30, 2010	30, 2011
Realized gains (losses)	$6,826	$7,264	$3,673	$17,435	$23,171
Unrealized gains (losses)	25,445	4,689	21,573	32,804	(6,471)

Total	$32,271	$11,953	$25,246	$50,239	$16,700

     The following table summarizes the estimated volumes, fixed prices and fair values attributable to all of the Company’s oil and gas derivative contracts at September 30, 2011.

	Remainder of	Year Ending December 31,
	2011	2012	2013	Total
		($ in thousands, except per unit data)
Natural Gas Swaps
Contract volumes (Mmbtu)	3,411,309	11,000,004	9,000,003	23,411,316
Weighted-average fixed price per Mmbtu	$6.95	$7.13	$7.28	$7.16
Fair value, net	$10,869	$31,671	$21,693	$64,233
Natural Gas Basis Swaps
Contract volumes (Mmbtu)	2,155,068	9,000,000	9,000,003	20,155,071
Weighted-average fixed price per Mmbtu	$(0.70)	$(0.70)	$(0.71)	$(0.70)
Fair value, net	$(1,248)	$(4,679)	$(4,391)	$(10,318)
Crude Oil Swaps
Contract volumes (Bbl)	12,000	42,000	—	54,000
Weighted-average fixed price per Bbl	$85.90	$87.90	$—	$87.46
Fair value, net	$78	$284	$—	$362
Total fair value, net	$9,699	$27,276	$17,302	$54,277
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
     Short-Term Investments Short term investments are included in other current assets in the condensed consolidated balance sheet. At December 31, 2010, these investments consisted of 218,095 shares of MHR common stock received as proceeds from the Appalachia Basin sale described in Note 2, which were subsequently sold in June 2011 for $1.5 million.

     Investment in Affiliate The Company’s 14.9% voting interest in CEP consists of 485,065 of CEP’s outstanding Class A Member Interests and 3,128,670 Class B Member Interests. Fair value for the Class B Member Interests which are publicly traded is based on market price. Fair value for the Class A Member Interests is based on the market price of the publicly traded interests and a premium reflecting certain additional rights. At September 30, 2011, the fair value used for the Class A units and the Class B units was $4.07 and $2.78 per unit, respectively.
     Measurement information for assets and liabilities that are measured at fair value on a recurring basis was as follows:

				Total Net Fair
	Level 1	Level 2	Level 3	Value
At December 31, 2010
Short term investments — other current assets	$—	$1,354	$—	$1,354
Derivative financial instruments — assets	—	71,221	—	71,221
Derivative financial instruments — liabilities	—	(620)	(9,853)	(10,473)

Total	$—	$71,955	$(9,853)	$62,102

At September 30, 2011
Investment in affiliate	$8,697	$1,976	$—	$10,673
Derivative financial instruments — assets	—	64,595	—	64,595
Derivative financial instruments — liabilities	—	(10,318)	—	(10,318)

Total	$8,697	$56,253	$—	$64,950

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
     In June 2011, the Company transferred 23,517 shares of MHR common stock with a fair value of $159,000 from Level 2 to Level 1 due to the limited amount of time remaining until restrictions on the Company’s ability to trade these securities lapsed in July 2011. The lifting of restrictions enabled the Company to value these securities at published market prices. Following the lapse of restrictions, these securities were sold in July 2011 for approximately $168,000. There were no other movements between Levels 1 and 2 during the periods from January 1 to March 5 and March 6 to September 30, 2010, and for the nine months ended September 30, 2011.
     The following table sets forth a reconciliation of changes in the fair value of risk management assets and liabilities classified as Level 3 in the fair value hierarchy for the periods presented (in thousands). There were no purchases, sales or issuances during the time period presented.

	Predecessors
	January 1, 2010 to	March 6, 2010 to	Nine Months Ended
	March 5, 2010	September 30, 2010	September 30, 2011
Balance at beginning of period	$1,530	$5,455	$(9,853)
Realized and unrealized gains included in earnings	7,254	13,390	(2,025)
Transfers out of Level 3 (1)	—	(16,456)	9,949
Settlements	(3,329)	(7,964)	1,929

Balance at end of period	$5,455	$(5,575)	$—

(1)	Availability of market based information allowed the Company to reclassify all if its swap contracts tied to Southern Star prices from Level 3 to Level 2 during the second quarter of 2011.
     Additional Fair Value Disclosures — The Company has 6,000 outstanding shares of Series A Cumulative Redeemable Preferred Stock (see Note 8 — Redeemable Preferred Stock and Warrants). The fair value and the carrying value of these securities were $68.5 million and $50.6 million, respectively, at December 31, 2010, and $51.0 million and $55.1 million, respectively, at September 30, 2011. The fair value was determined by discounting the cash flows over the remaining life of the securities utilizing a LIBOR interest rate and a risk premium which was based on companies with similar leverage ratios to PostRock.
     The Company’s long-term debt consists entirely of floating-rate facilities. The carrying amount of floating-rate debt approximates fair value because the interest rates paid on such debt are generally set for periods of six months or shorter.
Note 5 —Investment in Affiliate
     The Company believes that its 14.9% voting interest in CEP along with the right to appoint two directors to CEP’s Board provide it the ability to exercise significant influence over the operating and financial policies of CEP. Rather than accounting for the investment under the equity method, the Company elected the fair value option to account for its interest in CEP at the acquisition date on August 8, 2011. The fair value option was chosen as the Company determined that the market price of CEP’s publicly traded interests provided a more accurate fair value measure of the Company’s investment in CEP. As a result of the decline in the market price of CEP’s traded interests, the Company recorded a loss of $0.9 million during the three month and nine month periods ending September 30, 2011. The loss was recorded as a component of other income (expense) in the condensed consolidated statement of operations.

Note 6 — Asset Retirement Obligations
     The following table reflects the changes to the Company’s asset retirement obligations for the period indicated (in thousands):

	Predecessors
	January 1, 2010 to	March 6, 2010 to	Nine Months Ended
	March 5, 2010	September 30, 2010	September 30, 2011
Asset retirement obligations at beginning of period	$6,552	$6,648	$7,150
Liabilities incurred	—	23	163
Liabilities settled	(1)	(22)	(71)
Accretion	97	340	485
Divestitures	—	—	(1)

Asset retirement obligations at end of period	$6,648	$6,989	$7,726

Note 7 — Long-Term Debt
     The following is a summary of PostRock’s long-term debt at the dates indicated (in thousands):

	December 31,	September 30,
	2010	2011
Borrowing Base Facility	$187,000	$190,000
Secured Pipeline Loan	13,500	6,000
QER Loan	19,721	—

Total debt	220,221	196,000
Less current maturities included in current liabilities	10,500	6,000

Total long-term debt	$209,721	$190,000

     The terms of the Company’s credit facilities are described within Note 10 of Item 8. Financial Statement and Supplementary Data in the 2010 10-K.
     As discussed in Note 2, the Company sold certain Appalachia Basin oil and gas properties to MHR in three phases that closed in December 2010, January 2011 and June 2011. The $44.6 million aggregate purchase price for the three phases was received in cash and in shares of MHR stock. Included in the $44.6 million total was approximately $41.6 million representing the purchase price of assets owned by one of the Company’s subsidiaries, PostRock Eastern Production, LLC, formerly named Quest Eastern Resource LLC (“QER”), pledged as collateral under the QER Loan. From the sale proceeds, QER made payments to the lender, Royal Bank of Canada (“RBC”), in the amount of $21.2 million in December 2010, $9.3 million in January 2011 and $4.3 million in June 2011. The $9.3 million payment in January 2011 consisted of $5.7 million in MHR common stock and $3.6 million in cash while the $4.3 million payment in June 2011 was entirely in cash. Concurrent with the June 2011 payment and pursuant to the terms of an asset sale agreement with RBC, the Company fully settled the outstanding balance of the QER Loan of approximately $843,000 by issuing 141,186 shares of its common stock with a fair value of $744,000 to RBC. The Company expects to recover the full amount of the $843,000 payment to RBC in June 2012.
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

     The borrowing base under the Borrowing Base Facility was redetermined effective July 31, 2011, based on the Company’s oil and gas reserves at March 31, 2011. The borrowing base is determined based on the value of reserves at the Company’s lenders’ forward price forecasts, which are generally derived from futures prices. As a result of the significant decline in lender forward price forecasts since the Company’s prior borrowing base determination and the roll off of hedges, the borrowing base was reduced from $225 million to $200 million.
     The Company made periodic payments of $7.5 million on the Secured Pipeline Loan and net borrowings of $3.0 million on the Borrowing Base Facility during the nine month period ended September 30, 2011. The Company was in compliance with all its financial covenants at September 30, 2011.
Note 8 — Redeemable Preferred Stock and Warrants
     Prior to July 1, 2013, the Company may accrue dividends on its Series A Preferred Stock rather than paying them in cash. Whenever dividends are accrued on a quarterly dividend payment date, the liquidation preference of the Series A Preferred Stock is increased by the amount of the accrued dividends and additional warrants to purchase shares of PostRock common stock and additional shares of Series B Preferred Stock are issued. The Company records the increase in liquidation preference and the issuance of additional warrants by allocating their relative fair values to the amount of accrued dividends. The allocation results in an increase to the Company’s temporary equity related to the Series A Preferred Stock and an increase to additional paid in capital related to the additional warrants issued. The increase to additional paid in capital related to additional warrants issued was $745,000, $752,000 and $921,000 in the first, second and third quarters of 2011, respectively.
     The following tables describe the changes in temporary equity, currently comprised of the Series A Preferred Stock (in thousands except share amounts), and in outstanding warrants:

		Number of
	Carrying Value of	Outstanding	Liquidation Value of	Number of	Weighted Average
	Series A Preferred	Series A	Series A Preferred	Outstanding	Exercise Price of
	Stock	Preferred Shares	Stock	Warrants	Warrants
December 31, 2010	$50,622	6,000	$61,980	19,584,205	$3.16
Accrued dividends	1,114	—	1,859	290,986	6.39
Accretion	355	—	—	—	—

March 31, 2011	$52,091	6,000	$63,839	19,875,191	$3.21
Accrued dividends	1,163	—	1,915	329,070	5.82
Accretion	380	—	—	—

June 30, 2011	$53,634	6,000	$65,754	20,204,261	$3.25
Accrued dividends	1,052	—	1,973	636,335	3.10
Accretion	406	—	—	—	—

September 30, 2011	$55,092	6,000	$67,727	20,840,596	$3.25

Note 9 — Equity and Earnings per Share
     Share-Based Payments — The Company recorded share based compensation expense of $354,000 and a credit of $157,000 for the three months ended September 30, 2010 and 2011, respectively. The credit for the three months ended September 30, 2011 was a result of forfeitures due to employee turnover. Expense for the periods from January 1 to March 5 and March 6 to September 30, 2010, was $808,000 and $987,000, respectively, and $1.2 million for the nine months ended September 30, 2011. Total share-based compensation to be recognized on unvested stock awards and options at September 30, 2011, is $792,000 over a weighted average period of 1.32 years. The following table summarizes option awards granted during 2011 and their associated valuation assumptions:

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
     Income/(Loss) per Share — A reconciliation of the numerator and denominator used in the basic and diluted per share calculations for the periods indicated is as follows (dollars in thousands, except per share amounts):

			(Predecessor)
			January 1, 2010	March 6, 2010	Nine Months Ended
	Three Months Ended September 30,		to March 5,	to September 30,	September 30,
	2010	2011	2010	2010	2011
Net income attributable to controlling interests	$28,189	$7,007	$11,778	$35,612	$10,677
Preferred stock accretion	(29)	(406)	—	(29)	(1,141)
Preferred stock dividends	(180)	(1,973)	—	(180)	(5,747)

Net income attributable to common stockholders	$27,980	$4,628	$11,778	$35,403	$3,789

Denominator
Common shares	8,062,567	9,009,109	32,016,327	8,053,724	8,528,020
Weighted average number of unvested share-based awards participating	—	—	121,121	—	—

Denominator for basic earnings per share	8,062,567	9,009,109	32,137,448	8,053,724	8,528,020

Effect of potentially dilutive securities
Unvested share-based awards non-participating	138,186	130,591	450,751	99,156	157,238
Warrants	517,895	6,843,407		227,973	8,004,358
Stock options	—	26,525	26,154	177	63,146

Denominator for diluted earnings per share	8,718,648	16,009,632	32,614,353	8,381,030	16,752,762

Basic earnings per share	$3.47	$0.51	$0.37	$4.40	$0.44

Diluted earnings per share	$3.21	$0.29	$0.36	$4.22	$0.23

Securities excluded from earnings per share calculation:
Unvested share-based awards	—	—	—	—	—
Antidilutive stock options	19,550	420,750	570,000	19,550	420,750
Warrants	—	1,293,878	—	—	1,293,878

Note 10 — Commitments and Contingencies
     Litigation — The Company is subject, from time to time, to certain legal proceedings and claims in the ordinary course of conducting its business. It records a liability related to its legal proceedings and claims when it has determined that it is probable that it will be obligated to pay and the related amount can reasonably be estimated. Except for those legal proceedings listed below, it believes there are no pending legal proceedings in which it is currently involved that, if adversely determined, would have a material adverse effect on its financial position, results of operations or cash flows.
     As further described in Note 14 of Part II, Item 8 in the 2010 10-K, the Company had been sued in royalty owner lawsuits filed in Oklahoma and Kansas.
     In Oklahoma, suits by a group of individual royalty owners and by a putative class representing all remaining royalty owners were filed in the District Court of Nowata County, Oklahoma. Generally, the lawsuits alleged that the Company wrongfully deducted post-production costs from the plaintiffs’ royalties and engaged in self-dealing contracts and agreements resulting in a less than market price for the gas production. The Company denied the allegations. Settlements have been reached in each of the cases, and on July 28, 2011, the Court entered a final order approving the class action settlement. The Company funded the $5.6 million in settlements on July 29, 2011.
     The Kansas lawsuit is a putative class action filed in the United States District Court for the District of Kansas, brought on behalf of all the Company’s royalty owners in that state. Plaintiffs generally allege that the Company failed to properly make royalty payments by, among other things, charging post-production costs to royalty owners in violation of the underlying lease contracts, paying royalties based on sale point volumes rather than wellhead volumes, allocating expenses in excess of the actual and reasonable post-production costs incurred, allocating production costs and marketing costs to royalty owners, and making royalty payments after the statutorily prescribed time for doing so without paying interest thereon. The parties have reached a settlement in this class action which is subject to approval by the Court. The settlement includes a payment of $3.0 million to be made within 30 days after final approval by the Court and a payment of $4.5 million one year thereafter.
     At September 30, 2011, the Company had reserved $7.0 million for the estimated cost to resolve the Kansas action. The $7.0 million includes $3.0 million expected to be paid in January 2012 and $4.0 million representing the present value of an additional $4.5 million expected to be paid one year thereafter. The $4.0 million reserve is reflected in other noncurrent liabilities in the condensed consolidated balance sheet. Increases to the reserve for both the Oklahoma and Kansas royalty owner lawsuits included $9.5 million, $100,000 and $2.0 million added in the first, second and third quarters of 2011, respectively.
     Contractual Commitments — The Company has numerous contractual commitments in the ordinary course of business, debt service requirements and operating lease commitments. During the first quarter of 2011, the Company entered into new operating leases for compressors utilized in its gathering system. The leases convert already utilized compressors from month-to-month to a specified term lease. As a result, the $900,000 minimum amount of these contracts would be an increase to the amount included in the Company’s outstanding commitments table at December 31, 2010. The Company also extended the term of a leased facility in Olathe, Kansas, in August 2011 for an additional five years to December 2016, for a total commitment of $335,000.
     Other than the compressor leases, lease extension and debt repayments during the nine months ended September 30, 2011, there were no material changes to the Company’s commitments since December 31, 2010.

Note 11 — Operating Segments
     Operating segment data for the periods indicated is as follows (in thousands):

	Production	Pipeline	Total
Three months ended September 30, 2010
Revenues	$22,921	$2,402	$25,323
Operating profit	$8,019	$104	$8,123

Three months ended September 30, 2011
Revenues	$21,926	$2,501	$24,427
Operating profit	$4,239	$484	$4,723

January 1, 2010 to March 5, 2010 (Predecessor)
Revenues	$19,735	$1,749	$21,484
Operating profit	$7,516	$49	$7,565

March 6, 2010 to September 30, 2010
Revenues	$53,416	$5,561	$58,977
Operating profit	$17,370	$(165)	$17,205

Nine months ended September 30, 2011
Revenues	$66,577	$8,140	$74,717
Operating profit	$25,498	$1,289	$26,787

Identifiable assets
December 31, 2010	$232,111	$64,701	$296,812
September 30, 2011	$237,077	$62,857	$299,934
     The following table reconciles segment operating profits reported above to income before income taxes and non-controlling interests (in thousands):

			(Predecessor)
	Three Months Ended		January 1,	March 6, 2010	Nine Months
	September 30,		2010 to	to September 30,	Ended September 30,
	2010	2011	March 5, 2010	2010	2011
Segment operating profit (1)	$8,123	$4,723	$7,565	$17,205	$26,787
General and administrative expenses	(4,638)	(4,241)	(5,735)	(14,132)	(14,277)
Recovery of misappropriated funds	997	—	—	997	—
Litigation reserve	(20)	(1,981)	—	(1,640)	(11,581)
Gain from forgiveness of debt	—	—	—	—	1,647
Gain from derivative financial instruments	32,271	11,953	25,246	50,239	16,700
Loss from investment in affiliate	—	(859)	—	—	(859)
Interest expense, net	(8,602)	(2,611)	(5,336)	(17,025)	(7,933)
Other income (expense), net	58	23	(4)	(32)	193

Income before income taxes	$28,189	$7,007	$21,736	$35,612	$10,677

(1)	Segment operating profit represents total revenues less costs and expenses directly attributable thereto.
Note 12 — Subsequent Events
     The Company evaluated activity after September 30, 2011, until the date of issuance, for recognized and unrecognized events not discussed elsewhere in these footnotes and determined there were none.

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
     Our highlights during the first nine months of 2011 include:
•	Acquired a 14.9% voting interest in Constellation Energy Partners, LLC (“CEP”).
•	Closed on the second and third phases of our Appalachia Basin sale for $11.7 million and $4.9 million, respectively.
•	Reduced debt by $24.2 million from December 31, 2010, including the full settlement of our QER Loan.
•	Settled all of our Oklahoma royalty interest owner lawsuits for $5.6 million which was funded in July 2011 and reached a preliminary settlement of our Kansas royalty owner class action lawsuit for $7.5 million.
•	Brought 93 new oil and gas wells online in the Cherokee Basin, 10 of which were drilled prior to 2011. Recompleted 83 wells and returned 53 wells in the Basin to production.
2011 Drilling and Development Update
     We budgeted $43.6 million for drilling and development in 2011. During the first three quarters of 2011, we drilled and connected 83 development wells, completed 10 new wells drilled in prior periods, recompleted or connected 83 wells and returned 53 wells to production in the Cherokee Basin. We have spent $20.6 million for drilling and development through September 30, 2011, compared to $35.8 million budgeted. During the fourth quarter, we expect to drill, complete, and connect approximately 15 wells, primarily to retain acreage. Our decision to spend less on development activity is due to the decline in gas prices and the even greater need to better understand results of our drilling activity. We are focused on improving rates of return on our development activity by reducing expenses while improving performance of newly drilled wells and recompletions.
CEP Investment
     On August 8, 2011, we acquired, from Constellation Energy Group, Inc. (“CEG”), a 14.9% voting interest in CEP and the right to appoint two directors to CEP’s Board. The total cost of the investment was $11.5 million, including $6.6 million of cash, 1,000,000 shares of our common stock with a fair value of $4.1 million and warrants to acquire an additional 673,822 shares of our common stock with a fair value of $518,000, and acquisition costs of $283,000. Of the warrants, 224,607 are exercisable for one year following issuance at an exercise price of $6.57 a share, 224,607 are exercisable for two years following issuance at $7.07 a share and 224,608 for three years following issuance at $7.57 a share. The 14.9% voting interest consisted of 485,065 of CEP’s outstanding Class A Member Interests, representing all of the class, and 3,128,670 Class B Member Interests, representing 13.2% of the class at the time. The Class B Member Interests are traded on the New York Stock Exchange under the ticker “CEP” with a closing price of $2.78 per unit at September 30, 2011.
     CEP is focused on the acquisition, development and production of oil and natural gas properties as well as related midstream assets. All of its proved reserves are located in the Cherokee Basin in Kansas and Oklahoma, the Black Warrior Basin in Alabama, the Woodford Shale in the Arkoma Basin in Oklahoma and the Central Kansas

Uplift in Kansas and Nebraska. Because we and CEP each have the majority of their assets in the Cherokee Basin of Kansas and Oklahoma, the investment was made in an attempt to increase the likelihood of improved efficiencies in this region through cooperation with CEP and others.

     We account for our investment in CEP at fair value and recognize the change in fair value in our results of operations.
Results of Operations
     In March 2010, PostRock completed the recombination of its three predecessor entities. The results of operations for the nine months ended September 30, 2010, represent the combined results of these predecessor entities and PostRock. The results of operations for all other periods presented are those of PostRock. Unless the context requires otherwise, references to the “Company,” “we,” “us” and “our” refer to PostRock and its subsidiaries from the date of the recombination and to the three predecessor entities on a consolidated basis prior thereto. Operating segment data for the periods indicated are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Revenues
Oil and gas sales	$21,484	$20,543	$68,734	$62,305
Gathering	1,437	1,383	4,417	4,272

Total production segment	22,921	21,926	73,151	66,577
Pipeline segment	2,402	2,501	7,310	8,140

Total	$25,323	$24,427	$80,461	$74,717

Operating profit
Production	$8,019	$4,239	$24,886	$25,498
Pipelines	104	484	(116)	1,289

Total segment operating profit	8,123	4,723	24,770	26,787
General and administrative expenses	(4,638)	(4,241)	(19,867)	(14,277)
Recovery of misappropriated funds, net	997	—	997	—
Litigation reserve	(20)	(1,981)	(1,640)	(11,581)

Total operating profit	$4,462	$(1,499)	$4,260	$929

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2011
     The following table presents financial and operating data for the periods indicated as follows:

	Three Months Ended
	September 30,		Increase/
	2010	2011	(Decrease)
	($ in thousands except per unit data)
Production Segment
Oil and gas sales	$21,484	$20,543	$(941)	(4.4)%
Gathering revenue	$1,437	$1,383	$(54)	(3.8)%
Production expense	$10,904	$11,845	$941	8.6%
Depreciation, depletion and amortization	$4,007	$5,874	$1,867	46.6%
Gain (loss) on sale of assets	$9	$32	$23	255.6%
Production Data
Total production (Mmcfe)	4,956	4,728	(228)	(4.6)%
Average daily production (Mmcfe/d)	53.9	51.4	(2.5)	(4.6)%
Average Sales Price per Unit (Mcfe)
Natural Gas (Mcf)	$4.14	$4.10	$(0.04)	(1.0)%
Oil(Bbl)	$71.63	$84.68	$13.05	18.2%
Natural Gas Equivalent (Mcfe)	$4.34	$4.35	$0.01	0.2%
Average Unit Costs per Mcfe
Production expense	$2.20	$2.51	$0.31	14.1%
Depreciation, depletion and amortization	$0.81	$1.24	$0.43	53.1%
Pipeline Segment
Pipeline revenue	$2,402	$2,501	$99	4.1%
Pipeline expense	$1,431	$1,132	$(299)	(20.9)%
Depreciation and amortization expense	$867	$881	$14	1.6%
Gain (loss) on sale of assets	$—	$(4)	$(4)	* %

*	Not meaningful
     Oil and gas sales decreased $941,000, or 4.4%, from $21.4 million during the three months ended September 30, 2010, to $20.5 million during the three months ended September 30, 2011. Lower production volumes resulted in a $990,000 decrease, partially offset by higher realized natural gas equivalent prices, which resulted in a $49,000 increase. Production decreased due to the divestiture of the Appalachia Basin assets and reduced production volumes in the Cherokee Basin. The Cherokee Basin reduction is due to lower than planned development activity, as discussed earlier, and natural production declines. Production related to divested Appalachian assets was 52 Mmcfe or 0.6 Mmcfe/d in the prior year period. Driven by higher realized oil prices, our average realized natural gas equivalent prices increased from $4.34 per Mcfe for the three months ended September 30, 2010, to $4.35 per Mcfe for the three months ended September 30, 2011.
     Gathering revenue decreased $54,000, or 3.8%, from $1.44 million for the three months ended September 30, 2010, to $1.38 million for the three months ended September 30, 2011, primarily due to a decline in transported volumes. We expect gathering revenue to decrease substantially following resolution of our Kansas royalty owner litigation.
     Pipeline revenue increased $99,000, or 4.1%, from $2.4 million for the three months ended September 30, 2010, to $2.5 million for the three months ended September 30, 2011. The increase was primarily due to increased volumes transported on the system and higher commodity revenue.
     Production expense consists of lease operating expenses, severance and ad valorem taxes (collectively, “production taxes”) and gathering expense. Production expense increased $941,000, or 8.6%, from $10.9 million for the three months ended September 30, 2010, to $11.8 million for the three months ended September 30, 2011. Production taxes increased $1.1 million from $649,000 for the three months ended September 30, 2010, to $1.8 million for the three months ended September 30, 2011. Production taxes were lower in the prior year quarter as ad valorem taxes were revised to reflect lower reserve values assessed by taxing authorities in 2010. The increase in production taxes was offset by a decrease in lease operating expenses. Lease operating expenses decreased $196,000 from $10.3 million for the three months ended September 30, 2010 to $10.1 million for the three months ended September 30, 2011. Excluding production taxes, production expense was $2.07 per Mcfe for the three months ended September 30, 2010, as compared to $2.13 per Mcfe for the three months ended September 30, 2011. There are several projects underway to reduce expenses and improve performance on wells, which is expected to have a positive impact on our cost per Mcfe.

     Pipeline expense decreased $299,000, or 20.9%, from $1.4 million during the three months ended September 30, 2010, to $1.1 million during the three months ended September 30, 2011. The decrease was primarily due to a significant reduction in costs related to our December 2010 partial termination of a capacity lease. The capacity lease subsequently expired at the end of October 2011.
     Depreciation, depletion and amortization increased $1.9 million, or 38.6%, from $4.9 million during the three months ended September 30, 2010, to $6.8 million during the three months ended September 30, 2011. This increase is the result of including the gathering system in our full cost pool beginning in the fourth quarter of 2010 which accelerated the gathering system’s depletion under the units of production method. The gathering system was previously a component of our pipeline segment and depreciated under the straight line method.
     Litigation reserve was $20,000 for the three months ended September 30, 2010, and $2.0 million for the three months ended September 30, 2011. The expense in 2011 was related to our Kansas royalty owner lawsuit. A settlement was reached for our Kansas royalty owner litigation in September 2011. Under the terms of the settlement, we will pay claimants a total of $7.5 million. An initial $3.0 million payment is required within 30 days after final court approval is granted, which is currently anticipated in December 2011. The remaining payment of $4.5 million will be due one year thereafter. Our reserve for the litigation reflects the present value of both payments of approximately $7.0 million.
     Recovery of misappropriated funds was $1.0 million for the three months ended September 30, 2010. The amount represents recovery of a portion of funds misappropriated between 2005 and 2007 by former officers, as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2010.
     General and administrative expenses decreased $397,000, or 8.6%, from $4.6 million during the three months ended September 30, 2010, to $4.2 million during the three months ended September 30, 2011. The decrease was primarily due to lower legal and board fees following our September 2010 refinancing, partially offset by $757,000 of office closure costs recorded during the period upon securing a sublease for our Houston office which was previously consolidated with our Oklahoma City office.
     Other income was $23.7 million during the three months ended September 30, 2010, compared to $25.7 million during the three months ended September 30, 2011. Gain from derivative financial instruments was $32.3 million during the three months ended September 30, 2010, compared to $12.0 million during the three months ended September 30, 2011. We recorded a $25.5 million unrealized gain and $6.8 million realized gain on our derivative contracts for the three months ended September 30, 2010, compared to a $4.7 million unrealized gain and $7.3 million realized gain for the three months ended September 30, 2011. Interest expense, net, was $8.6 million during the three months ended September 30, 2010, and $2.6 million during the three months ended September 30, 2011. The decrease is primarily due to the September 2010 refinancing which resulted in a lower balance of debt, lower interest rates and decreased amortization of debt issuance costs. The loss from investment in affiliate was $859,000 during the three months ended September 30, 2011, which was due to a decline in the fair value of our investment in CEP.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2011
     The following table presents financial and operating data for the periods indicated as follows:

	Nine Months Ended
	September 30,		Increase/
	2010	2011	(Decrease)
		($ in thousands except per unit data)
Production Segment
Oil and gas sales	$68,734	$62,305	$(6,429)	(9.4)%
Gathering revenue	$4,417	$4,272	$(145)	(3.3)%
Production expense	$35,672	$35,685	$13	* %
Depreciation, depletion and amortization	$12,462	$17,780	$5,318	42.7%
Gain (loss) on sale of assets	$(131)	$12,386	$12,517	* %
Production Data
Total production (Mmcfe)	14,696	14,142	(554)	(3.8)%
Average daily production (Mmcfe/d)	53.8	51.8	(2.0)	(3.7)%
Average Sales Price per Unit (Mcfe)
Natural Gas (Mcf)	$4.50	$4.14	$(0.36)	(8.0)%
Oil(Bbl)	$73.62	$91.14	$17.52	23.8%
Natural Gas Equivalent (Mcfe)	$4.68	$4.41	$(0.27)	(5.8)%
Average Unit Costs per Mcfe
Production expense	$2.43	$2.52	$0.09	3.7%
Depreciation, depletion and amortization	$0.85	$1.26	$0.41	48.2%
Pipeline Segment
Pipeline revenue	$7,310	$8,140	$830	11.4%
Pipeline expense	$4,842	$4,148	$(694)	(14.3)%
Depreciation and amortization expense	$2,584	$2,702	$118	4.6%
Gain (loss) on disposal of asset	$—	$(1)	$(1)	* %

*	Not meaningful
     Oil and gas sales decreased $6.4 million, or 9.4%, from $68.7 million during the nine months ended September 30, 2010, to $62.3 million during the nine months ended September 30, 2011. Lower production volumes resulted in a $2.6 million decrease and lower realized natural gas equivalent prices resulted in a $3.8 million decrease. Production decreased due to the divestiture of the Appalachia Basin assets and reduced production volumes in the Cherokee Basin. Production related to divested Appalachian assets was 190 Mmcfe or 0.7 Mmcfe/d in the prior year period. The Cherokee Basin reduction is due to lower than planned development activity, as discussed earlier, and natural production declines. Our average realized natural gas equivalent prices decreased from $4.68 per Mcfe for the nine months ended September 30, 2010, to $4.41 per Mcfe for the nine months ended September 30, 2011 as lower realized natural gas prices more than offset higher realized oil prices.
     Gathering revenue decreased $145,000, or 3.3%, from $4.4 million for the nine months ended September 30, 2010, to $4.3 million for the nine months ended September 30, 2011, primarily due to a decline in transported volumes. We expect gathering revenue to decrease substantially following resolution of our Kansas royalty owner litigation.
     Pipeline revenue increased $830,000, or 11.4%, from $7.3 million for the nine months ended September 30, 2010, to $8.1 million for the nine months ended September 30, 2011. The increase was primarily due to increased volumes transported on the system and higher commodity revenue.
     Production expense was flat at $35.7 million for the nine months ended September 30, 2010 and 2011. An increase in lease operating expenses of approximately $500,000 was offset by a decrease in production taxes of the same magnitude. The increase in lease operating expense was primarily due to higher oil well workover costs. Production expense was $2.43 per Mcfe for the nine months ended September 30, 2010, as compared to $2.52 per Mcfe for the nine months ended September 30, 2011.
     Pipeline expense decreased $694,000, or 14.3%, from $4.8 million during the nine months ended September 30, 2010, to $4.1 million during the nine months ended September 30, 2011. The decrease was primarily due to a significant reduction in costs related to our December of 2010 partial termination of a capacity lease that was partially offset by the costs associated with gas lost in the first quarter of 2011 due to an external corrosion leak.

     Depreciation, depletion and amortization increased $5.4 million, or 36.1%, from $15.0 million during the nine months ended September 30, 2010, to $20.5 million during the nine months ended September 30, 2011. As noted above, beginning in the fourth quarter of 2010, the gathering system was included in our full cost pool and depreciated under the units of production method. This change drove an increase in depletion and amortization of approximately $5.3 million. Depreciation and amortization expense on our pipeline segment increased $118,000, or 4.6%, from $2.6 million during the nine months ended September 30, 2010, to $2.7 million during the nine months ended September 30, 2011.
     Gain from the sale of assets of $12.4 million during the nine months ended September 30, 2011, was primarily due to the second and third phases of the Appalachia Basin sale in 2011. Gross proceeds from both phases were $16.6 million.
     General and administrative expenses decreased $5.6 million, or 28.1%, from $19.9 million during the nine months ended September 30, 2010, to $14.3 million during the nine months ended September 30, 2011. Our March 2010 recombination and the September 2010 refinancing have enabled us to eliminate significant overhead costs. Partially offsetting the decrease are the Houston office closure costs discussed above.
     Litigation reserve increased $9.9 million, from $1.7 million during the nine months ended September 30, 2010, to $11.6 million during the nine months ended September 30, 2011. The $1.7 million expense for the nine months ended September 30, 2010, was primarily related to shareholder related lawsuits that were settled in early 2011. The $11.6 million expense for the nine months ended September 30, 2011, was for an increase to the estimated potential cost to resolve royalty owner lawsuits pending in Oklahoma and Kansas. These represent the last known significant contingent liabilities remaining from our predecessor entities. All of our Oklahoma royalty owner lawsuits were settled and funded in July 2011 for $5.6 million. The settlement of our Kansas royalty owner lawsuit will require a $3.0 million payment within 30 days after final Court approval is granted and a $4.5 million payment one year thereafter. The present value of both payments is estimated to be $7.0 million. The expense recorded in 2011 for this lawsuit established the $5.6 million reserve for the Oklahoma lawsuit and increased the reserve for the Kansas lawsuit to $7.0 million at September 30, 2011.
     Recovery of misappropriated funds was $1.0 million for the nine months ended September 30, 2010. The amount represents recovery of a portion of funds misappropriated between 2005 and 2007 by former officer.
     Other income was $53.1 million during the nine months ended September 30, 2010, compared to $27.0 million during the nine months ended September 30, 2011. Gain from derivative financial instruments was $75.5 million during the nine months ended September 30, 2010, compared to $16.7 million during the nine months ended September 30, 2011. We recorded a $54.4 million unrealized gain and $21.1 million realized gain on our derivative contracts for the nine months ended September 30, 2010, compared to a $6.5 million unrealized loss and $23.2 million realized gain for the nine months ended September 30, 2011. Interest expense, net, was $22.4 million during the nine months ended September 30, 2010, and $7.9 million during the nine months ended September 30, 2011. The decrease is primarily due to the September 2010 refinancing, which resulted in lower debt balances, lower interest rates and decreased amortization of debt issuance costs. Gain from forgiveness of debt was $1.6 million during the nine months ended September 30, 2011. The gain was a result of the settlement of our QER Loan under a troubled debt restructuring as discussed in Liquidity and Capital Resources — QER Loan below. The loss from investment in affiliate was $859,000 during the nine months ended September 30, 2011, which was due to a decline in the fair value of our investment in CEP.

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
     Our primary sources of liquidity for the nine months ended September 30, 2011, were cash generated from our operations and commodity derivatives, cash from the sale of oil and gas properties and available borrowings under our credit facility. At September 30, 2011, we had $8.4 million of availability under the facility, which included $1.6 million in outstanding letters of credit. On October 31, 2011, we had $9.9 million of availability under the facility.
     Cash Flows from Operating Activities
     Cash flows provided by operating activities decreased $5.8 million from $35.3 million for the nine months ended September 30, 2010, to $29.5 million for the nine months ended September 30, 2011. The decrease was primarily due to a decline in revenues which was only partially offset by our commodity derivative instruments.
     Cash Flows from Investing Activities
     Cash flows used in investing activities were $22.4 million for the nine months ended September 30, 2010, compared to $17.9 million for the nine months ended September 30, 2011. Capital expenditures were $22.9 million and $23.4 million for the nine months ended September 30, 2010 and 2011, respectively. Our purchase of a 14.9% voting interest in CEP in 2011 included $6.9 million in cash for consideration paid to the seller and for transaction fees. Cash proceeds from the second and third phases of our Appalachia Basin sale in 2011 were $10.7 million. Proceeds from the sale of equity securities received from the Appalachia Basin sale were $1.6 million. The following table sets forth our capital expenditures, including costs we have incurred but not paid, by major categories for the nine months ended September 30, 2011 (in thousands):

Nine Months Ended
September 30, 2011
Capital expenditures
Leasehold acquisition	$840
Development	20,579
Pipelines	642
Other items	2,450

Total capital expenditures	$24,511

     Cash Flows from Financing Activities
     Cash flows used in financing activities were $32.5 million for the nine months ended September 30, 2010, as compared to $12.3 million for the nine months ended September 30, 2011. During the nine months ended September 30, 2010, proceeds from the issuance of preferred stock and warrants were $60.0 million and $2.1 million was from debt. These proceeds were offset by $89.0 million in debt repayments and $6.5 million in financing fees. During the nine months ended September 30, 2011, proceeds from debt were $3.0 million and from stock option exercises were $66,000. These proceeds were offset by $15.3 million in debt repayments.

Sources of Liquidity in 2011 and Capital Requirements
     As discussed above, at October 31, 2011, we had $9.9 million of availability under our borrowing base credit facility, which we utilize as an external source of long and short term liquidity. In addition, $30 million of capital may also be available from White Deer Energy, L.P. (“White Deer”) to March 2012 for acquisitions, an accelerated development program or other corporate purposes on mutually acceptable terms pursuant to our securities purchase agreement with White Deer.
     The borrowing base under our borrowing base credit facility was redetermined effective July 31, 2011, based on reserves at March 31, 2011. The borrowing base under that facility is determined based on the value of our oil and natural gas reserves at our lenders’ forward price forecasts, which are generally derived from futures prices. As a result of the significant decline in lender forward price forecasts since our borrowing base was last determined and the roll off of hedges, our borrowing base was reduced from $225 million to $200 million. The next borrowing base redetermination, based on reserves at December 31, 2011, is expected to be effective as of April 30, 2012.
     We have an effective $100 million universal shelf registration statement on Form S-3. We are initially limited to selling debt or equity securities under the shelf registration statement in one or more offerings over a 12 consecutive month period for a total initial public offering price not exceeding one third of our public equity float. The registration statement is intended to give us the flexibility to sell securities if and when market conditions and circumstances warrant, to provide funding for growth or other strategic initiatives, for debt reduction or refinancing and for other general corporate purposes. The actual amount and type of securities or combination of securities and the terms of those securities will be determined at the time of sale, if such sale occurs. If and when a particular series of securities is offered, the prospectus supplement relating to that offering will set forth our intended use of the net proceeds. In addition, we have entered into an at-the-market issuance sales agreement with a sales agent relating to the offering from time to time of shares of our common stock under the shelf registration statement. Sales of shares of our common stock, if any, may be made directly on the NASDAQ Global Market, on any other existing trading market for the common stock or through a market maker, or in privately negotiated transactions, subject to our approval. Our sales agreement is limited to the sale of up to a number of shares of common stock with an initial offering price not to exceed the amount that can be sold under the registration statement. As of the date of the sales agreement, such amount is limited to approximately $20.3 million. As of September 30, 2011, we had not issued any shares of common stock pursuant to the sales agreement.
Appalachia Basin Sale
     On December 24, 2010, we entered into an agreement with Magnum Hunter Resources Corporation (“MHR”) to sell to MHR certain oil and gas properties and related assets in West Virginia. The sale closed in three phases for a total of $44.6 million. The first phase closed in December 2010 for $28 million, the second phase closed in January 2011 for $11.7 million and the third phase closed in June 2011 for $4.9 million. The amount received for the first and second phases was paid half in cash and half in MHR common stock while the amount received for the third phase was paid entirely in cash.
QER Loan
     Included in the $44.6 million aggregate purchase price paid by MHR was approximately $41.6 million representing the purchase price of assets owned by one of our subsidiaries, PostRock Eastern Production, LLC, formerly named Quest Eastern Resource LLC (“QER”), pledged as collateral under the QER Loan. From the sale proceeds, we made payments to the lender, Royal Bank of Canada (“RBC”), in the amount of $21.2 million in December 2010, $9.3 million in January 2011 and $4.3 million in June 2011. Concurrent with the June 2011 payment and pursuant to the terms of an asset sale agreement with RBC, we fully settled the outstanding balance of the QER Loan of approximately $843,000 by issuing 141,186 shares of our common stock with a fair value of $744,000 to RBC. We expect to recover the full amount of the $843,000 payment to RBC through the release of escrowed proceeds from the Appalachia Basin asset sale in June 2012.
     In connection with the sale, $6.4 million was set aside in escrow to cover potential claims for indemnity and title defects. The total first and second closing escrowed amount of $5.9 million is to be released in June 2012 while the third closing escrowed amount of $564,000 is to be released in December 2012. If all of the amounts in escrow are released, we would receive a total of $1.5 million, which includes $843,000 in connection with the QER Loan discussed above. The remaining amount would be released to RBC and a third-party.

Dilution
     At September 30, 2011, we had 9,503,396 shares of common stock issued and outstanding. In addition, White Deer holds warrants to purchase 20,840,596 shares of common stock at a weighted average exercise price of $3.25, CEG holds warrants to purchase 673,822 shares of common stock at a weighted average exercise price of $7.07 and we had 144,456 unvested restricted stock units outstanding. Consequently, if these shares were included as outstanding, our outstanding shares would be 31,162,270 of which White Deer’s warrants represent approximately 67%. By exercising their warrants, White Deer can benefit from their respective percentage of all of our profits and growth. In addition, if White Deer begins to sell significant amounts of our common stock, or if public markets perceive that they may sell significant amounts of our common stock, the market price of our common stock may be significantly impacted.
Contractual Obligations
     We have numerous contractual commitments in the ordinary course of business, debt service requirements and operating lease commitments. During the first quarter of 2011, we entered into new operating leases for compressors utilized in our gathering system. The leases convert already utilized compressors from month-to-month to a specified term lease. As a result, the $900,000 minimum amount of these contracts would be an increase to the amount included in our outstanding commitments table at December 31, 2010. We also extended the term of a leased facility in Olathe, Kansas, in August 2011 for an additional five years to December 2016, for a total commitment of $335,000.
     Other than the compressor leases, lease extension and debt repayments during the nine months ended September 30, 2011, there were no material changes to our commitments since December 31, 2010.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     The following table summarizes the estimated volumes, fixed prices and fair value attributable to oil and gas derivative contracts at September 30, 2011. We currently do not have outstanding derivative contracts beyond 2013.

	Remainder of	Year Ending December 31,
	2011	2012	2013	Total
	($ in thousands, except per unit data)
Natural Gas Swaps
Contract volumes (Mmbtu)	3,411,309	11,000,004	9,000,003	23,411,316
Weighted-average fixed price per Mmbtu	$6.95	$7.13	$7.28	$7.16
Fair value, net	$10,869	$31,671	$21,693	$64,233
Natural Gas Basis Swaps
Contract volumes (Mmbtu)	2,155,068	9,000,000	9,000,003	20,155,071
Weighted-average fixed price per Mmbtu	$(0.70)	$(0.70)	$(0.71)	$(0.70)
Fair value, net	$(1,248)	$(4,679)	$(4,391)	$(10,318)
Crude Oil Swaps
Contract volumes (Bbl)	12,000	42,000	—	54,000
Weighted-average fixed price per Bbl	$85.90	$87.90	$—	$87.46
Fair value, net	$78	$284	$—	$362
Total fair value, net	$9,699	$27,276	$17,302	$54,277

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
     In connection with the preparation of this quarterly report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
     There were no changes in internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     See Note 10 in Part I, Item 1 of this Quarterly Report entitled “Commitments and Contingencies,” which is incorporated herein by reference.
ITEM 1A. RISK FACTORS.
     For additional information about our risk factors, see Item 1A. “Risk Factors” in our 2010 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     The information set forth in Note 8 in Part I, Item 1 of this Quarterly Report is incorporated herein by reference in response to this item. The additional warrants to purchase 636,335 shares of our common stock at an exercise price of $3.10 and the additional 6,363.35 shares of Series B preferred stock issued to White Deer were issued in reliance upon an exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving any public offering.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None.
ITEM 5. OTHER INFORMATION.
     None.

ITEM 6. EXHIBITS

2.1	Purchase Agreement, dated August 8, 2011, by and among PostRock Energy Corporation, Constellation Energy Commodities Group, Inc. and Constellation Energy Partners Holdings, LLC (incorporated herein by reference to Exhibit 2.1 to PostRock’s Current Report on Form 8-K filed on August 12, 2011).

10.1	First Amended and Restated Registration and Investor Rights Agreement, dated August 8, 2011, by and among PostRock Energy Corporation, Constellation Energy Commodities Group, Inc., White Deer Energy L.P., White Deer Energy TE, L.P. and White Deer Energy FI L.P. (incorporated herein by reference to Exhibit 10.1 to PostRock’s Current Report on Form 8-K filed on August 12, 2011).

10.2	At-The-Market Issuance Sales Agreement dated August 23, 2011 between PostRock Energy Corporation and McNicoll, Lewis & Vlak LLC (incorporated herein by reference to Exhibit 10.1 to PostRock’s Current Report on Form 8-K filed on August 24, 2011).

10.3*	First Amendment to Amended and Restated Pledge and Security Agreement, dated as of August 1, 2011, among PostRock Energy Services Corporation, PostRock MidContinent Production, LLC, STP Newco, Inc. and the Collateral Agent.

10.4*	Assumption Agreement executed by PostRock Eastern Production, LLC, dated as of August 1, 2011.

10.5*	Guaranty (Subsidiary) executed by PostRock Eastern Production, LLC, dated July 31, 2011.

31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

**	Furnished not filed

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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 9th day of November 2011.

PostRock Energy Corporation
By:	/s/ Terry Carter
Terry Carter
Principal Executive Officer

By:	/s/ Jack T. Collins
Jack T. Collins
Principal Financial Officer

By:	/s/ David J. Klvac
David J. Klvac
Principal Accounting Officer