Form 10-K
period 2011-12-31
PostRock Energy Corp
filed 2012-03-08
CIK 1473061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number: 001-34635

PostRock Energy Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-0981065
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

210 Park Avenue Oklahoma City, Oklahoma	73102
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(405) 600-7704

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2011, was approximately $48.0 million, based upon the closing price of $5.83 per share as reported by the NASDAQ on such date.

The aggregate market value of outstanding common stock, including those held by affiliates of the registrant, at March 1, 2012, was approximately $45.8 million, based upon the closing price of $3.78 per share. There were 12,115,570 shares of common stock outstanding on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2012 Annual Meeting of Stockholders are incorporated by reference in Part III.

GLOSSARY

The following abbreviations are used in this report:

Bbl	Barrel

Bbls/d	Barrels per day

MMBbl	Million barrels

Mcf	Thousand cubic feet

MMcf	Million cubic feet

Bcf	Billion cubic feet

MMcf/d	Million cubic feet per day

Mcfe	Thousand cubic feet equivalent. To determine Mcfe, oil is converted on the basis of one barrel of oil equaling six Mcf of gas equivalent. This ratio reflects energy content only. Given commodity prices in early 2012, the price for an Mcf of natural gas is approximately 1/40th the price for a barrel of oil.

MMcfe	Million cubic feet equivalent

MMcfe/d	Million cubic feet equivalent per day

Btu	British thermal unit

MMBtu	Million British thermal units

This report contains forward-looking statements based on expectations, estimates and projections as of the date of this filing. These statements by their nature are subject to risks, uncertainties and assumptions and are influenced by various factors. As a consequence, actual results may differ materially from those expressed in the forward-looking statements. See Item 1A. “Risk Factors—Disclosure Regarding Forward-Looking Statements.”

PART I

ITEM 1.	BUSINESS

Background

PostRock Energy Corporation (“PostRock”) is a Delaware corporation formed in 2009. It was formed to combine its predecessor entities, Quest Resource Corporation, Quest Energy Partners, L.P. and Quest Midstream Partners, L.P. (collectively, the “Predecessors”) into a single entity. In March 2010, PostRock completed the combination of these entities (the “Recombination”). Unless the context requires otherwise, references to “we,” “us” and “our” refer to PostRock from the date of the Recombination and to the Predecessors on a consolidated basis prior thereto.

We are an independent oil and gas company engaged in the acquisition, exploration, development, production and gathering of crude oil and natural gas. We manage our business in two segments, production and pipeline. Our production segment is focused in the Cherokee Basin (the “Basin”), a 15-county region in southeastern Kansas and northeastern Oklahoma. We also have minor oil producing properties in Oklahoma and gas producing properties in the Appalachian Basin. Our pipeline segment consists of a 1,120 mile interstate natural gas pipeline (the “KPC Pipeline”), which transports natural gas from northern Oklahoma and western Kansas to Wichita and Kansas City.

Production

PostRock’s production in the Cherokee Basin is derived from Pennsylvanian Age coal and shale formations. We believe 90% of our current production comes from the coal formations, which are located at depths between 300 and 1,400 feet. In order to understand how to improve our wells’ performance, we have been conducting and continue to conduct a series of geologic and engineering studies. These studies include a detailed review of fracture stimulation techniques, electric log data and depositional patterns to identify variables that support higher production rates. The studies have enabled us to better understand our production curves and production areas. We are also evaluating the possibility of finding oil and gas reserves in other geologic horizons.

At December 31, 2011, our Cherokee Basin assets consisted of approximately 2,773 gross and 2,758 net wells capable of production. These wells are on approximately 347,364 net acres of leasehold classified as developed. In addition, we have approximately 117,499 net acres classified as undeveloped in the Cherokee Basin. During 2011, our net production from these wells was an average of 48.5 Mmcfe/d. At year end, our reservoir engineers attributed 109.9 Bcfe of estimated net proved reserves to these properties.

We also have a gathering system in the Cherokee Basin. The system provides a market outlet for gas produced in an approximately 1,000 square mile area. The system has connections to one intrastate and three interstate pipelines. We gather substantially all of our production in the Basin. In addition, we gather a minor amount of gas produced by others. At year end, throughput on the system averaged 62.5 Mmcf/d of which approximately 3.6 MMcf/d and 10.6 MMcf/d was attributable to third parties and to our royalty owners, respectively. Third-party gathering contracts generally permit us to retain 20% to 30% of the gas gathered. We believe ownership of the system is a material competitive advantage in the future development and consolidation of assets in the Basin. The gathering system includes 74 leased compressors totaling approximately 51,000 horsepower and six CO2 amine treating facilities. The system has an estimated throughput capacity of approximately 85 Mmcf/d. Based on net production in 2011, we believe we are the largest producer of gas in the Cherokee Basin with net production equal to approximately two times that of Constellation Energy Partners LLC (“CEP”), the second largest producer in the Basin. We also believe that we have the largest gathering system in the Basin.

At December 31, 2011, our Oklahoma oil assets consisted of approximately 24 gross and 22.5 net wells capable of production. These wells are on approximately 1,360 net acres of leasehold classified as developed. In addition, we have approximately 120 net acres classified as undeveloped in central Oklahoma. During 2011, net production from these wells averaged 133 Bbls/d. At year end, our reservoir engineers attributed 0.8 MMBbl of crude oil and 203 Mmcf of natural gas, or a total of 5.1 Bcfe, of estimated net proved reserves to these properties.

As discussed below, we sold the majority of our Appalachian Basin assets in late 2010 and during the first half of 2011. Subsequent to the sale, our remaining assets consist of approximately 488 gross and 457 net wells capable of production. These wells are on approximately 8,870 net acres of leasehold classified as developed. In addition, we have approximately 24,871 net acres classified as undeveloped in the Appalachian Basin. During 2011, net production from our remaining wells was an average of 1.9 Mmcfe/d. At year end, our reservoir engineers attributed 9.7 Bcfe of estimated net proved reserves to these properties.

We also have a 141.1 mile gathering system in the Appalachian Basin. The system is connected to one interstate pipeline. At December 31, 2011, this system had an average throughput of approximately 2.1 Mmcf/d of which approximately 1.6 Mmcf/d was attributable to our net production with the remaining 0.5 Mmcf/d attributable to our royalty or joint interest owners. All of our gas produced in the area is transported by this system.

Appalachian Basin Asset Sale. On December 24, 2010, we entered into an agreement with Magnum Hunter Resources Corporation (“MHR”) to sell to MHR certain oil and gas properties and related assets located in West Virginia. The sale enabled us to reduce debt and focus on the Cherokee Basin. The sale closed in three phases for $44.6 million. The first phase closed in December 2010 for $28 million, and the next two phases closed in January and June 2011 for a combined $16.6 million. The amount received for the first and second phases was paid half in cash and half in MHR common stock, while the amount received for the third phase was paid entirely in cash. Of the proceeds received, $6.4 million was set aside in escrow to cover potential claims for indemnity and title defects. If all of the amounts in escrow are released, we would receive a total of $1.5 million and the remaining amount would be released to our lender and a third party.

CEP Investment. During 2011, we acquired from Constellation Energy Group, Inc. (“CEG”) a 26.4% voting interest in CEP and the right to appoint two directors to CEP’s Board. The investment was consummated in two separate transactions. The first transaction, which included a 14.9% voting interest, closed in August 2011 for $6.9 million in cash and $4.6 million in PostRock equity, while the second transaction, for an additional 11.5% voting interest, closed in December 2011 for $6.1 million in cash. The investment is described further within Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. CEP is focused on the acquisition, development and production of oil and natural gas properties as well as related midstream assets. Because PostRock and CEP each have the majority of their assets in the Cherokee Basin of Kansas and Oklahoma, the investment was made in an attempt to work with CEP to explore opportunities to reduce costs and enhance value for the companies’ respective investors. Except where expressly noted, references to reserves, results, production, prices and other statistics included in this Annual Report on Form 10-K exclude amounts related to our interest in CEP.

In June 2011, we agreed to purchase CEG’s roughly 26.4% interest in CEP. Closing was contingent on the approval of CEP’s Board of Managers. After CEP’s Board declined to consider the request, we terminated the agreement, purchasing approximately a 14.9% interest in CEP in August 2011. The less than 15% stake avoided triggering certain anti-takeover provisions of the Delaware statutes. When CEG decided to sell the remainder of their position in December 2011, we elected to purchase it despite the Delaware statute. The purchase increased our ownership position to approximately 26.4%. Under the Delaware statute, a business combination or other corporate transaction with CEP may now not be possible prior to December 2014. Despite their prior lack of support, we continue to hope the Board and management of CEP will work with us to explore opportunities for increased efficiency in the Cherokee Basin. The importance of efficiency has obviously increased dramatically as gas prices languish below $3.00/Mcf in early 2012. Unfortunately, while CEP’s Board has indicated a willingness to discuss these matters, they have insisted that the substance and even the existence of any such discussion remain secret. To date, we have been unwilling to keep the overall status of any discussions from our shareholders.

Interstate Pipeline

The KPC Pipeline is one of five pipelines capable of delivering gas to Kansas City. It has a throughput capacity of approximately 160 Mmcf/d. The pipeline includes three compressor stations with a total of 14,680 horsepower. The pipeline has interconnections with pipelines owned and/or operated by Enogex Inc. (“Enogex”), Panhandle Eastern Pipe Line Company (“PEPL”) and ANR Pipeline Company. These connections enable us to transport gas sourced from the Anadarko and Arkoma Basins, as well as the western Kansas and Oklahoma panhandle producing regions. The pipeline is regulated by the Federal Energy Regulatory Commission (“FERC”).

The KPC Pipeline continues to be underutilized, but throughput, revenue and operating expenses in the past year continue to improve. We are working to increase throughput by creating additional service options for gas suppliers and consumers and pursuing additional pipeline interconnects to provide customers greater optionality for gas supply and market. Throughput in 2011 increased 10.1% from the prior year.

We are currently exploring strategic alternatives for the KPC Pipeline. Transactions being considered include a sale or joint venture that may involve conversion of part of the line to crude oil service. We have retained a financial advisor to assist in the process.

Financial information by segment and revenues from external customers are located in Part II, Item 8 “Financial Statements and Supplemental Data” to this Annual Report on Form 10-K.

Description of Production Properties and Projects

Properties

We produce coal bed methane (“CBM”) gas out of our properties in the Cherokee Basin which is situated between the Forest City Basin to the north, the Arkoma Basin to the south, the Ozark Dome to the east and the Nemaha Ridge to the west. The Basin is a mature producing area with respect to conventional reservoirs such as the Bartlesville sandstones and the Mississippian limestones, which were developed beginning in the early 1900s.

The principal formations we target include the Mulky, the Weir-Pittsburgh and the Riverton. These coal seams are blanket type deposits, which extend across large areas of the Basin. Each seam is generally two to five feet thick. Additional minor coal seams such as the Summit, Bevier, Fleming and Rowe are found at varying locations throughout the Basin. These seams range in thickness from one to two feet.

CBM is unique in that the coal seam serves as both the source rock and the reservoir rock. The storage mechanism is also different. Gas is stored in the pore or void space of the rock in conventional gas, but in CBM, most, and frequently all, of the gas is stored by adsorption. This adsorption leads to gas being stored at relatively low pressures. Another unique characteristic of CBM is that the gas flow can be increased by reducing the reservoir pressure. Frequently, the coal bed pore space, which is in the form of cleats or fractures, is filled with water. The reservoir pressure is reduced by pumping out the water, releasing the methane from the molecular structure, which allows the methane to flow through the cleat structure to the well bore. Because of the necessity to remove water and reduce the pressure within the coal seam, CBM, unlike conventional hydrocarbons, often will not show immediately on initial production testing. Coal bed formations typically require extensive dewatering and de-pressuring before desorption can occur and the methane begins to flow at commercial rates. We use submersible pumps on all new wells for more efficient dewatering, which has reduced the amount of time it takes for our CBM wells to achieve peak production from up to 12 months to as few as 4 months.

CBM and conventional gas both have methane as their major component. While conventional gas often has more complex hydrocarbon gases, CBM rarely has more than 2% of the more complex hydrocarbons. The CBM produced from our Cherokee Basin properties has a BTU content of approximately 990 BTU per cubic foot, compared to conventional natural gas hydrocarbon production which can typically vary from 1,050 – 1,300 BTU per cubic foot. The content of gas within a coal seam is measured through gas desorption testing. The ability to flow gas and water to the wellbore in a CBM well is determined by the fracture or cleat network in the coal. While, at shallow depths of less than 500 feet, these fractures are sometimes open enough to produce the fluids naturally, at greater depths the networks are progressively squeezed shut, reducing the ability to flow naturally. It is necessary to provide other avenues of flow such as hydraulically fracturing the coal seam. By pumping fluids at high pressure, fractures are opened in the coal. A slurry of water, certain chemicals and sand is pumped at high pressures into the fractures, with the sand essentially propping the fractures open. After the release of pressure, the flow of both water and gas is improved, allowing the production of gas.

The Appalachian Basin is one of the largest and oldest producing basins in the United States. Our main area of operation in the Appalachian Basin is in West Virginia, where our producing formations range in depth from 1,500 feet to approximately 6,500 feet. Our main production formations are the lower Devonian Marcellus Shale, the shallow Mississippian (Big Injun, Maxton, Berea, Pocono, Big Lime) and the Upper Devonian (Riley, Benson, Java, Alexander, Elk, Cashaqua, Middlesex, West River and Genesee, including the Huron Shale member and Rhinestreet Shales).

Projects

With the significant reduction in natural gas prices at the end of 2011, continuing into 2012 and expected for the foreseeable future, our focus for 2012 will be to complete capital projects that retain leases, make existing wells more efficient, or create additional oil production. For 2012, we have budgeted approximately $12.1 million to drill and complete 34 new gas wells in the Basin and five new oil wells in central Oklahoma, and recomplete eight wells in central Oklahoma and 36 wells in the Appalachian Basin. We estimate that for 2012, our average cost for drilling and completing a gas well in the Basin, including the related pipeline infrastructure, will be approximately $149,000. We have also budgeted $ 9.6 million for land, infrastructure and equipment expenditures. We intend to fund our 2012 capital expenditures with cash flow from operations. Our ability to drill and develop these locations depends on a number of factors, including the availability of capital, seasonal conditions, regulatory approvals, gas prices, costs and drilling results. See Item 1A. “Risk Factors—Risks Related to Our Business—Our identified drilling location inventories will be developed over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling, resulting in temporarily lower cash from operations, which may impact our results of operations.”

We are developing our Cherokee Basin properties on a combination of 160-acre and 80-acre spacing. Our wells generally reach total depth in 1.5 days. During 2011, we completed 116 gas wells, of which 17 were drilled prior to 2011. Our cost to drill and complete a well, including the related pipeline infrastructure, was approximately $146,000 during 2011. In the second half of the year, we spent a significant amount of time working to better understand the geology and fracture treatments required in the different areas of the Cherokee Basin. We have compiled detailed engineering data and we continue to collect data and to perform studies of this data. We continue to further refine our understanding of the geoscience in the Cherokee Basin to improve individual well results.

We perforate and fracture stimulate the multiple coal seams and formations present in each well. Our typical Cherokee Basin well has net reserves of approximately 110-140 Mmcf depending on the geological setting and averages an initial daily production rate of 5-10 Mcf while water is pumped off and the formation pressure is lowered. Following what has historically been an initial 4 to 12 month dewatering period, there is a 12 to 18 month period of relatively flat net daily production of approximately 40 Mcf. Thereafter, production begins a 10-17% exponential decline. The standard economic life is approximately 21 years. Through the use of submersible pumps, we have been able to shorten the initial dewatering period to approximately four months in most of our new wells.

Our development activities in the Cherokee Basin also include a program to recomplete or convert CBM wells that were originally completed from a single coal seam to wells that produce from multiple coal seams. The recompletion strategy is to add four to five additional pay zones to each wellbore, in a two-stage process at an average cost of approximately $45,000 per well. Adding new zones to an existing well has a brief negative effect on production by first taking the well offline to perform the work and then by introducing a second dewatering phase of the newly completed formations. In the longer term, we believe the impact of the multi-seam recompletions and the introduction of submersible pumps results in increased returns. This is due to an increased rate of production, reduced operating costs and an increase in the ultimate per well recoverable reserves. During 2011, 49 recompletions were undertaken. 33 of these recompletions have demonstrated increased production while the remaining 16 still require additional work in order for any production increase to be quantified. At December 31, 2011, we have identified approximately 30 additional wellbores that are candidates for recompletion to multi-seam producers. We are also in the process of reviewing high cost, low production wells to determine if additional zones are capable of production. We expect this process to result in additional wellbores being identified as candidates for recompletion. In addition to the recompletion projects, we have also reviewed many of the initial stimulations of wells throughout the basin and re-stimulation activities have shown to be successful in two of the three wells recently tested.

Our total capital expenditure in the Appalachian Basin in 2011 was $481,000. Our 2012 capital budget discussed above includes 36 recompletions aimed at achieving higher oil production in the Appalachian Basin.

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

Cawley, Gillespie & Associates, Inc. (“CGA”), prepared our reserves estimates at December 31, 2009, 2010 and 2011. CGA is an independent firm of petroleum engineers, geologists, geophysicists and petro physicists; they do not own any interest in our properties and are not employed on a contingent fee basis. The technical person responsible for our reserve estimates at CGA meets the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

Estimated Reserves

The following tables present our estimated net proved reserves based on our reserve reports, and the prices used to determine those reserves. Proved reserves are those quantities of oil and gas, which, by analysis of geo-scientific and engineering data, can be estimated with reasonable certainty to be economically producible, from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations and prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The data was prepared by CGA. Reserves for the periods presented were determined using a twelve-month average price.

	2009	2010	2011
Crude oil price per Bbl	$61.18	$79.43	$96.19
Natural gas price per Mmbtu	$3.87	$4.38	$4.12

	Gas (Bcf)	Oil (MMbbl)	Total (Bcfe)%
December 31, 2009 (a)
Developed	62.1	0.78	66.8	89%
Undeveloped	7.7	0.05	8.0	11%

Total proved reserves	69.8	0.83	74.8	100%

December 31, 2010 (a)
Developed	117.0	0.73	121.4	90%
Undeveloped	13.5	0.01	13.5	10%

Total proved reserves (b)	130.5	0.74	134.9	100%

December 31, 2011
Developed (c)	117.4	1.04	123.7	99%
Undeveloped (d)	0.8	0.03	1.0	1%

Total proved reserves	118.2	1.07	124.7	100%

(a)	Does not include any of CEP’s reserves as we did not have any ownership interest in CEP during these periods.
(b)	The increase in reserves from 2009 to 2010 was due in large part to a decrease in the transportation rate used to estimate the reserves as discussed in Note 21 in Part II, Item 8.
(c)	Does not include our proportionate share of proved developed reserves of CEP, comprised of 39.3 Bcf of gas and 0.2 MMbbl of oil. These reserve amounts are based on publicly available data and not subject to our internal controls described above.
(d)	Does not include our proportionate share of proved undeveloped reserves of CEP, comprised of 12.4 Bcf of gas and 0.1 MMbbl of oil. These reserve amounts are based on publicly available data and not subject to our internal controls described above.

As disclosed above, we used a price of $4.12/Mmbtu, representing a twelve-month average price, to determine our natural gas reserves at December 31, 2011. Given the recent price decline of natural gas in early 2012, this price results in significantly higher reserves as well as a higher value of reserves than if current prices were used.

Reserve estimates are imprecise and may change as additional information becomes available. Furthermore, estimates of natural gas and oil reserves are projections based on geo-scientific and engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production and the timing of development expenditures. Reserve estimation is a subjective process that involves estimating volumes to be recovered from underground accumulations of natural gas and oil that cannot be measured in an exact way. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, reserve estimates may vary from the quantities of oil and natural gas that are ultimately recovered. See Item 1A. “Risk Factors—Risks Related to Our Business—Our estimated reserves are based on many assumptions that may prove to be inaccurate.” Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

At December 31, 2011, we had 1.0 Bcfe of proved undeveloped reserves. During 2011, we developed 3.8 Bcfe of our proved undeveloped reserves reported in 2010 while 0.8 Bcfe was sold in 2011 in connection with the Appalachian Basin asset sale to MHR discussed above. At December 31, 2011, we did not have material proved undeveloped reserves that remain undeveloped five years subsequent to their disclosure as proved undeveloped reserves. All of our proved undeveloped reserves included in our 2011 reserve report are scheduled to be developed before 2016.

Production Volumes, Sales Prices and Production Costs

The following table sets forth information regarding our producing properties. The production figures reflect the net production attributable to our revenue interest and are not indicative of the total volumes produced by the wells. All sales data excludes the effects of our derivative financial instruments, unless otherwise indicated.

	Year Ended December 31,
	2009	2010	2011
Net Production
Gas (Bcf)	21.2	19.2	18.3
Oil (Bbls)	83,015	76,583	78,087
Gas equivalent (Bcfe)	21.7	19.7	18.8
Oil and Natural Gas Sales ($ in thousands)
Gas sales	$75,106	$82,153	$72,812
Oil sales	4,787	5,783	7,075

Total oil and natural gas sales	$79,893	$87,936	$79,887
Avg Sales Price (unhedged)
Gas ($ per Mcf)	$3.54	$4.27	$3.98
Oil ($ per Bbl)	$57.66	$75.51	$90.61
Gas equivalent ($ per Mcfe)	$3.68	$4.47	$4.25
Avg Sales Price (hedged) (1)
Gas ($ per Mcf)	$8.11	$5.92	$5.84
Oil ($ per Bbl)	$69.93	$78.63	$84.93
Gas equivalent ($ per Mcfe)	$8.19	$6.09	$6.04
Operating expenses ($ per Mcfe)
Production costs (including gathering costs but excluding production and property taxes)	$2.11	$1.99	$2.09
Production and property taxes	$0.47	$0.39	$0.41
Net Revenue ($ per Mcfe)	$1.10	$2.08	$1.75

(1)	Data includes the effects of our commodity derivative contracts that do not qualify for hedge accounting.

	Year Ended December 31,
	2009	2010	2011
Realized gain (loss) on hedges
Gas Hedges	$97,130	$31,693	$34,135
Oil Hedges	1,018	239	(443)

Total	$98,148	$31,932	$33,692

The following tables present our production, average sales prices and production costs, excluding production and property taxes, by area:

	2009		2010		2011
	MidContinent (1)	Appalachia	MidContinent (1)	Appalachia	MidContinent (1)	Appalachia
Production
Natural Gas (Bcfe)	20.3	0.9	18.3	0.9	17.7	0.6
Oil (Bbls)	64,583	18,432	64,326	12,257	62,265	15,822
Total production (Bcfe)	20.7	1.0	18.7	1.0	18.1	0.7
Average Sales Prices
Natural Gas (per Mcfe)	$3.31	$8.30	$4.21	$5.57	$3.94	$5.02
Oil (per bbl)	59.30	51.90	76.27	71.53	91.22	88.17
Total average sales price (per Mcfe)	3.44	8.34	4.38	6.03	4.17	6.34
Production Costs (per Mcfe)	$2.05	$3.25	$1.98	$2.30	$2.13	$1.86

(1)	MidContinent includes the Cherokee Basin and our minor oil producing properties in Oklahoma.

Producing Wells and Acreage

The following tables set forth information regarding our ownership of wells and total acres at December 31, 2009, 2010 and 2011. Our data for 2010 and 2011 includes all wells mechanically capable of production. Our data for 2009 includes only producing wells as we could not determine, without unreasonable effort or expense, the number of our nonproducing wells that were mechanically capable of production.

	Gas		Oil		Total
	Gross	Net	Gross	Net	Gross	Net
December 31, 2009	2,442	2,397.8	48	43.7	2,490	2,441.5
December 31, 2010 (1)	3,052	2,995.2	47	44.2	3,099	3,039.4
December 31, 2011	3,223	3,178.3	62	59.4	3,285	3,237.7

(1)	Increase from 2009 is primarily due to 163 wells completed in 2010 and the inclusion of non-producing wells that are mechanically capable of production that we omitted in prior years.

	Acreage
	Producing (1)		Nonproducing		Total
	Gross	Net	Gross	Net	Gross	Net
December 31, 2009 (2)(3)	446,129	432,008	139,018	130,161	585,147	562,169
December 31, 2010 (4)(5)	436,566	424,778	90,498	86,392	527,064	511,170
December 31, 2011 (6)(5)	442,786	430,687	71,902	69,397	514,688	500,084

(1)	Includes acreage held by production or the payment of shut in royalties under the terms of the lease.
(2)	Includes acreage in the states of Kansas, Oklahoma, New York, Pennsylvania, and West Virginia.
(3)	Includes approximately 37,805 gross and 31,883 net acres attributable to various farm-out agreements or other mechanisms in the Appalachian Basin. Approximately 10,058 net acres are earned and approximately 21,825 net acres are unearned under these agreements at December 31, 2009. There are certain drilling or payment obligations that must be met before this unearned acreage is earned.

(4)	Includes approximately 29,512 gross and 28,928 net acres attributable to various farm-out agreements or other mechanisms in the Appalachian Basin. Approximately 10,700 net acres are earned and approximately 22,799 net acres are unearned under these agreements at December 31, 2010. There are certain drilling or payment obligations that must be met before this unearned acreage is earned.
(5)	Includes acreage in the states of Kansas, Oklahoma, West Virginia, and New York.
(6)	Includes approximately 29,081 gross and 28,017 net acres attributable to various farm-out agreements or other mechanisms in the Appalachian Basin. Approximately 9,840 net acres are earned and approximately 18,177 net acres are unearned under these agreements at December 31, 2011. There are certain drilling or payment obligations that must be met before this unearned acreage is earned.

At December 31, 2011, we had 347,364 net developed and 117,499 net undeveloped acres in the Cherokee Basin and 8,870 net developed and 24,871 net undeveloped acres in the Appalachian Basin. Developed acres are acres spaced or assigned to productive wells/units based upon governmental authority or standard industry practice. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil or gas, regardless of whether such acreage contains proved reserves.

Drilling Activities

Our drilling, recompletion, abandonment and acquisition activities for the periods indicated are shown below. This information includes wells in all areas in the period in which they were completed.

	Years Ended December 31,
	2009		2010		2011
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells drilled
Productive	—	—	—	—	—	—
Dry	1	1	—	—	—	—
Development wells drilled
Productive	4	2.5	163	163	116	116
Dry	—	—	—	—	—	—
Wells plugged and abandoned	(11)	(11)	(2)	(2)	(1)	(1)
Wells divested	—	—	(7)	(7)	—	—
Wells acquired	9	1.6	—	—	—	—

Net increase in capable wells	3	(5.9)	154	154	115	115

Recompletion of old wells
Capable of production	—	—	29	29	49	49

In addition to the activity above, in 2011 we drilled but did not complete five wells in the Cherokee Basin and also plugged and abandoned an additional 29 wells. We did not include the 29 plugged and abandoned wells in the table above as those wells were inactive and not capable of producing during the entire duration of our ownership in them.

Gas Gathering

We gather substantially all of our Cherokee Basin production on our own gathering system. In addition, we gather a minor amount of gas produced by others. Throughput on our gathering system in the Cherokee Basin was 23,584 Mmcf and 22,802 Mmcf in 2010 and 2011, respectively.

We receive fees from third parties to gather their gas on our system. Approximately 6% of the gas transported on our Cherokee Basin gathering systems during 2011 was produced by third parties.

Exploration and Production

General

As the operator of wells in which we have an interest, we design and manage the development of these wells and supervise operation and maintenance activities on a day-to-day basis. We employ production and reservoir engineers, geologists and other specialists.

Field operations conducted by our personnel include duties performed by “pumpers” or employees whose primary responsibility is to operate the wells. Other field personnel are experienced and involved in the activities of well servicing, the development and completion of new wells and the construction of supporting infrastructure for new wells (such as electric service, disposal wells and gas well flow lines). The primary equipment we own includes trucks, well service rigs, stimulation assets and construction equipment. At times we utilize third-party contractors to supplement our field personnel.

In the Cherokee Basin, we provide, on an in-house basis, many of the services required for the completion and maintenance of our CBM wells. Internally sourcing these functions significantly reduces our reliance on third-party contractors, which typically provide these services. We believe that we are able to realize significant cost savings because we can reduce delays in executing our plan of development and avoid paying price markups. We currently rely on third-party contractors to drill our wells. Once a well is drilled, either we or a third-party contractor run the casing. We perform the cementing, fracturing and stimulation in completing our own wells. We have our own fleet of 11 well service units that we use in the process of completing our wells, and to perform remedial field operations required to maintain production from our existing wells. In the Appalachian Basin, we rely on third-party contractors for these services.

Leases

At December 31, 2011, we had approximately 2,993 leases covering approximately 500,084 net acres. The typical oil and gas lease provides for the payment of royalties to the mineral owner for all oil or gas produced from any well drilled on the lease premises. This amount ranges from 12.5% to 18.75% resulting in an 81.25% to 87.5% net revenue interest to us.

Because the acquisition of oil and natural gas leases is a very competitive process, and involves certain geological and business risks to identify productive areas, prospective leases are sometimes held by other operators. In order to gain the right to drill these leases, we may purchase leases from them.

In the Cherokee Basin, at year end, we held leases on approximately 464,863 net acres, of which 68,313 net acres are not currently held by production. Unless we establish commercial production on the properties subject to these leases during their term, these leases will expire. Leases covering approximately 38,684 net acres are scheduled to expire before December 31, 2012. If these leases expire and are not renewed, we will lose the right to develop the related properties.

In the Appalachian Basin, we hold oil and natural gas leases and development rights by virtue of farm-out agreements or similar mechanisms on 18,177 net acres that are still within their original lease or agreement term and are not earned or are not held by production. Unless we establish commercial production on the properties or fulfill the requirements specified by the various leases or agreements, during the prescribed time periods, these leases or agreements will expire.

Marketing and Major Customers

Production

During 2011, approximately 34% of our MidContinent gas production was sold to ONEOK Energy Marketing and Trading Company (“ONEOK”) and approximately 81% and 16% of our MidContinent oil production was sold to Sunoco Partners Marketing & Terminals L.P. and Coffeyville Refining, respectively. The

ONEOK sales agreement is a monthly evergreen agreement, cancellable by either party. Prior to 2010, substantially all our gas production in the Cherokee Basin was sold to ONEOK; however, in late 2009 we diversified our gas sales in the Cherokee Basin between eight markets, including sales directly to end users.

Approximately 87% of our 2011 Appalachian Basin gas production was sold to Dominion Field Services and 100% of our oil production in the Appalachian Basin was sold to Appalachian Oil Purchasers, a division of Clearfield Energy. The remainder was sold to various purchasers under market sensitive pricing arrangements.

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

Interstate Pipeline

The primary shipper on the KPC Pipeline in 2011 was Kansas Gas Service (“KGS”). KGS is a division of ONEOK and is the local distribution company in Kansas for Kansas City and Wichita as well as a number of other municipalities. For 2011, approximately 67% of the revenue from the KPC Pipeline was from transportation contracts with KGS. The remaining 33% was from a mix of long-term and short-term firm transportation, interruptible transportation and park and loan contracts.

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

Commodity Derivative Activities

Commodity prices were volatile in 2011 and prices for crude oil and natural gas are affected by a variety of factors beyond our control. When commodity futures prices have been at appropriate levels we have used derivative instruments to reduce commodity price uncertainty and increase cash flow predictability inherent to the marketing of our production. At this time, we believe natural gas prices are not at levels that warrant actively hedging and an appropriate amount of our oil production is hedged. When prices improve, we intend to resume our hedging activity. For additional information about our derivatives, see Part I, Item 1A. “Risk Factors—Our hedging activities could result in financial losses or reduce our income” and Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

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

Interstate Pipeline

We compete with other interstate and intrastate pipelines in the transportation of natural gas for transportation customers primarily on the basis of transportation rates, fuel rates, access to competitively priced supplies of natural gas, markets served by the pipelines, and the quality and reliability of transportation services. In Kansas City, our major competitors include Southern Star Central Gas Pipeline, Kinder Morgan Interstate Gas Transmission’s Pony Express Pipeline and Panhandle Eastern Pipe Line Company. In Wichita, our major competitors include Southern Star Central Gas Pipeline, Atmos Energy Corporation and Mid-Continent Market Center.

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

Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with the acquisition of real property, customary royalty interests and contract terms and restrictions, liens under operating agreements, liens related to environmental liabilities associated with historical operations, liens for current taxes and other burdens, easements, restrictions and minor encumbrances customary in the oil and natural gas industry, we believe that none of these liens, restrictions, easements, burdens and encumbrances will materially detract from the value of these properties or from our interest in these properties or will materially interfere with our use in the operation of our business. In some cases, lands over which leases have been obtained are subject to prior liens which have not been subordinated to the leases. In addition, we believe that we have obtained sufficient rights-of-way grants and permits from public authorities and private parties for us to operate our business in all material respects.

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

Seasonality

Production

In the past, freezing weather and storms in the winter and flooding in the spring and summer have resulted in a number of our wells being off-line for a short period of time. This adversely affects our production volumes and revenues and increases our lease operating costs due to the time spent by field employees to bring the wells back on-line. This has also resulted in wells producing at lower rates for extended periods after returning to production. We have recently had success managing this exposure by using products that limit freezing on wells and compressors and using heavy equipment to facilitate faster access to wells in inclement weather to return them to production after outages.

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

Government Regulation

Exploration for, and production and marketing of, crude oil and natural gas are extensively regulated by a number of federal, state and local governmental authorities under various laws and regulations governing a wide variety of matters, including allowable rates of production, plugging of abandoned wells, transportation, prevention of waste and pollution, protection of the environment and worker health and safety. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and/or criminal penalties, the imposition of injunctive relief or both.

These laws are under constant review for amendment or expansion. Moreover, the possibility exists that new legislation or regulations may be adopted. Amended, expanded or new laws and regulations increasing the regulatory burden on the crude oil and natural gas industry can have a significant impact on our operations or our customers’ ability to use natural gas and may require us or our customers to change their operations significantly or incur substantial costs. Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the US Environmental Protection Agency (“EPA”), the Federal Energy Regulatory Commission (“FERC”), the Bureau of Ocean Energy Management, Regulation and Enforcement, the Commodity Futures Trading Commission (“CFTC”), state commissions and the courts. We cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been heavily regulated. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations. See Part I, Item 1A. Risk Factors—“We are subject to increasing governmental regulations and environmental risks that may cause us to incur substantial cost” and “Pipeline integrity programs and repairs may impose significant costs and liabilities on us.”

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

Environmental Matters

Our operations are subject to various increasingly stringent federal, state and local laws and regulations relating to the emission, release and discharge of materials into, and the protection of, the environment and the protection of natural resources and wildlife and imposing liability for pollution. We have made and will continue to make expenditures in our efforts to comply with these requirements. We do not believe that we have, to date, expended material amounts in connection with such activities or that compliance with these requirements will have a material adverse effect on our capital expenditures, earnings or competitive position. Although such requirements do have a substantial impact on the oil and gas industry, to date, we do not believe they have affected us to any greater or lesser extent than other companies in the industry. Due to the size of our operations, significant new environmental regulation could have a disproportionate adverse effect on our operations. Failure to comply with these laws and regulations or newly adopted laws or regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders limiting or enjoining future operations or imposing additional compliance requirements or operational limitations on our business. See Part I, Item 1A. Risk Factors—“We are subject to increasing governmental regulations and environmental risks that may cause us to incur substantial costs”; “We may incur significant costs and liabilities in the future resulting from a failure to comply with new or existing environmental and operational safety regulations or an accidental release of hazardous substances into the environment”; “We may face unanticipated water and other waste disposal costs”; and “Recent and future environmental laws and regulations may significantly limit, and increase the cost of, our exploration, production and transportation operations.”

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

Interstate Pipelines and FERC Regulation

Certain of our operations are subject to regulation by FERC. FERC regulates the terms, conditions and rates for interstate transportation and storage services, as well as various other matters relating to pipeline and storage services, operations, and construction. Our KPC Pipeline is an interstate natural gas pipeline system that is subject to FERC’s regulatory requirements. See Part I, Item 1A. Risk Factors—“The KPC Pipeline is subject to regulation by FERC, which could have an adverse impact on our ability to establish transportation rates that would allow us to recover the full cost of operating the KPC pipeline, plus a reasonable return, which may affect our business and results of operations.”

FERC regulates interstate natural gas pipelines pursuant to the Natural Gas Act of 1938 (“NGA”), Natural Gas Policy Act of 1978 (“NGPA”) and The Energy Policy Act of 2005 (“EP Act 2005”). FERC regulation affects the price and terms for access to natural gas pipeline transportation. FERC is continually proposing and implementing new rules and regulations applicable to providers of interstate transportation and storage services. Under certain circumstances, these initiatives also may affect the intrastate transportation of natural gas. We cannot predict the ultimate impact of these regulatory changes to our operations. We do not believe that we will be affected by any such FERC action materially differently than other industry participants with which we compete.

Maintaining compliance with FERC requirements on a continuing basis requires us to incur various expenses. Additional compliance expenses could be incurred if new or amended laws or regulations are enacted or existing laws or regulations are reinterpreted. In recent years, FERC has initiated various audits of pipeline compliance activities and commenced investigations of the rates charged by certain pipelines. Failure to comply with FERC regulations could subject us to penalties and fines. See Part I, Item 1A. Risk Factors—“We could be subject to penalties and fines if we fail to comply with FERC regulations.”

Our natural gas gathering pipeline facilities are generally exempt from FERC’s jurisdiction and regulation pursuant to Section 1(b) of the NGA, which exempts pipeline facilities that perform primarily a gathering function, rather than a transportation function. However, if FERC were to determine that the facilities perform primarily a transmission function rather than a gathering function, these facilities may become subject to regulation as interstate natural gas pipeline facilities which may subject us to fines and additional costs and regulatory burdens that would substantially increase our operating costs and adversely affect our profitability. See Part I, Item 1A. Risk Factors—“A change in the jurisdictional characterization of some of our gathering assets by federal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of our gathering assets, which may indirectly cause our revenues to decline and operating expenses to increase.”

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

These regulatory burdens may affect profitability and management is unable to predict the future cost or impact of complying with such regulations. While state regulation of pipeline transportation does not materially affect our operations, we do own several small, discrete delivery laterals in Kansas that are subject to a limited jurisdiction certificate issued by the KCC. As with FERC regulation described above, state regulation of pipeline transportation may influence certain aspects of our business and the market price for our products.

Sales of Natural Gas

The price at which we buy and sell natural gas currently is not subject to federal regulation or, for the most part, state regulation, other than those regulations that prohibit certain practices, such as price manipulation, in the sale of natural gas. Our sales of natural gas are affected by the availability, terms and cost of pipeline transportation. As noted above, the price and terms of access to pipeline transportation are subject to extensive regulation. FERC is continually proposing and implementing new rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies that remain subject to FERC’s jurisdiction. These initiatives may affect the intrastate transportation of natural gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. We cannot predict the ultimate impact of these regulatory changes to our natural gas marketing operations.

Interstate Pipeline Safety

Our pipelines are subject to regulation by the U.S. Department of Transportation (the “DOT”) under the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”), pursuant to which the DOT has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. We believe that our pipeline operations are in substantial compliance with applicable NGPSA requirements; however, if new or amended laws and regulations are enacted or existing laws and regulations are reinterpreted, future compliance with the NGPSA could result in increased costs.

Employees

At December 31, 2011, we had 233 field employees in offices located in Kansas, Oklahoma, Pennsylvania, and West Virginia, and 68 executive and administrative personnel located at our headquarters in Oklahoma City. None of our employees are covered by a collective bargaining agreement and management considers its relations with employees to be satisfactory.

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

The prices we receive for our oil and gas production heavily influence our revenue, profitability, access to capital and future rate of growth. Oil and gas are commodities; therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and gas have been volatile and will likely continue to be volatile in the future. For example, during 2011, the NYMEX natural gas futures price ranged from a high of $4.85 per Mmbtu to a low of $2.99 per Mmbtu. At March 1, 2012, the NYMEX natural gas futures price was $2.46 per Mmbtu. Approximately 97.5% of our production is natural gas. The prices that we receive for our production, and the levels of our production, depend on a variety of factors that are beyond our control, such as:

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

•	actions of the Organization of Petroleum Exporting Countries and other state-controlled oil companies relating to oil price and production controls;

•	the impact of the U.S. dollar exchange rates on oil and gas prices;

•	technological advances affecting energy consumption;

•	governmental regulations and taxation;

•	the impact of energy conservation efforts;

•	the costs, proximity and capacity of gas pipelines and other transportation facilities; and

•	the price and availability of alternative fuels.

Our revenue, profitability and cash flow depend upon the prices and demand for oil and gas, and a drop in prices will significantly affect our financial results and impede our growth. In particular, declines in commodity prices will:

•	reduce the amount of cash flow available for capital expenditures, including the drilling of wells and the construction of infrastructure to transport the gas produced;

•	negatively impact the value of our reserves because declines in oil and gas prices would reduce the amount of oil and gas we can produce economically;

•	reduce the drilling and production activity of our third-party customers and increase the rate at which our customers shut in wells;

•	potentially reduce gas available for transport on the KPC Pipeline; and

•	limit our ability to borrow money or raise additional capital.

We may be required to write-down the carrying value of our assets.

Lower oil and gas prices may not only decrease our revenues, profitability and cash flows, but also reduce the amount of oil and gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated reserves. Substantial decreases in oil and gas prices have rendered and may continue to render a significant number of our planned exploration and development projects uneconomic. If this occurs, or if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write-down, as a non-cash charge to earnings, the carrying value of our oil or gas properties, pipelines or other long-lived assets for impairments. We will be required to perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets. To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of our assets, the carrying value may not be recoverable and may therefore, require a write-down of such carrying value. For example, during 2009 we recognized a ceiling test impairment of $102.9 million related to our oil and gas properties as well as impairment charges of $53.6 million on our interstate pipeline and related contract-based intangible assets and $112.2 million on our gathering system assets. We may incur further impairment charges in the future which could have a material adverse effect on our results of operations.

We have reduced debt but we remain highly leveraged.

At December 31, 2011, we had $213 million of contractual commitments outstanding, consisting of debt service requirements, non-cancelable operating lease and purchase obligation commitments. Of such amount, $190 million was outstanding under our $350 million secured borrowing base revolving credit facility with a current borrowing base of $200 million. There has been a significant decline in natural gas prices since the borrowing base was last determined. As a result, we currently expect the borrowing base to be reduced in connection with the redetermination at April 30, 2012. Any reduction in the borrowing base will reduce our available liquidity, and, if the reduction results in the outstanding amount under the facility exceeding the borrowing base, which we currently expect, we will be required to repay the deficiency within 30 days or in six monthly installments thereafter, at our election.

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

For a description of our credit facilities, please read Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreements” and Note 10 in Part II, Item 8.

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

We are unable to pass through all of our costs and expenses for gathering and compression to royalty owners under our gas leases, which reduces our net income and cash flows.

We incur costs and expenses for gathering, dehydration, treating and compression of the gas that we produce. The terms of some of our existing gas leases and other development rights currently do not, and the terms of some of the gas leases and other development rights that we may acquire in the future may not, allow us to charge the full amount of these costs and expenses to the royalty owners under the leases or other agreements. During 2011, we reached settlements of several royalty owner lawsuits in Oklahoma and Kansas. These lawsuits were related, in part, to the amounts previously deducted by us to cover the costs and expenses for gathering and compression. Please see Part I, Item 3. “Legal Proceedings” for a discussion of the litigation. As a result of these settlements, we have begun charging post-production costs to royalty and overriding royalty interest owners pursuant to an agreed upon formula. To the extent that we are unable to charge and recover the full amount of these costs and expenses from our royalty owners, our net income and cash flows will be reduced.

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

Our standardized measure is calculated using unhedged oil and gas prices and is determined in accordance with the rules and regulations of the SEC. The present value of future net cash flows from our estimated proved reserves is not necessarily the same as the market value of our estimated proved reserves. The estimated discounted future net cash flows from our estimated proved reserves is based on twelve month average prices and expected costs in effect on the day of estimate. However, actual future net cash flows from our oil and gas properties also will be affected by factors such as:

•	the actual prices we receive for oil and gas;

•	our actual operating costs in producing oil and gas;

•	the amount and timing of actual production;

•	the amount and timing of our capital expenditures; and

•	changes in governmental regulations or taxation.

The timing of both our production and our incurrence of expenses in connection with the development and production of oil and gas properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net cash flows in compliance with the FASB Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas, may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and gas industry in general.

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

A productive well may become uneconomic in the event water or other harmful substances are encountered, which impair or prevent the production of oil or gas from the well. In addition, production from any well may be unmarketable if it is contaminated with water or other harmful substances. We may drill wells that are unproductive or, although productive, do not produce oil or gas in economic quantities. Unsuccessful drilling activities could result in higher costs without any corresponding revenues. Furthermore, a successful completion of a well does not ensure a profitable return on the investment.

The revenues of our interstate pipeline business are generated under contracts that must be renegotiated periodically.

Prior to 2009, substantially all of the revenues from the KPC Pipeline were generated under firm capacity transportation contracts with Kansas Gas Service and Missouri Gas Energy. These contracts generated 96% and 91% of total revenues from the KPC Pipeline in 2008 and 2009, respectively. The MGE firm contract expired on

October 31, 2009, and was not renegotiated or renewed. The loss of this contract resulted in a non-cash impairment charge related to the KPC Pipeline recorded in 2009. The remaining KGS contracts generated 76% of total KPC Pipeline revenue in 2010 and 67% in 2011, and provide for volume step downs in future years.

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

CEP’s limited liability company agreement may prohibit us from engaging in a business combination or other transaction with CEP until December 2014.

CEP’s limited liability company agreement adopts Section 203 of the Delaware General Corporation Law. Section 203 as it applies to CEP prevents an interested unitholder, defined as a person who owns 15% or more of CEP’s outstanding common units, from engaging in business combinations with CEP for three years following the time such person becomes an interested unitholder, unless, among other things, the business combination is approved by CEP’s board of managers and holders of at least two-thirds of the outstanding voting common units not owned by the interested unitholder. Section 203 broadly defines “business combination” to encompass a wide variety of transactions with or caused by an interested unitholder, including mergers, asset sales and other transactions in which the interested unitholder receives a benefit on other than a pro rata basis with other unitholders. This provision of CEP’s limited liability company agreement could prohibit us from engaging in a business combination or other transaction with CEP, including transactions that would be beneficial to both our stockholders and CEP’s unitholders, until December 2014.

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

With respect to the KPC Pipeline, we compete with other interstate and intrastate pipelines in the transportation of gas for transportation customers primarily on the basis of transportation rates, fuel rates, access to competitively priced supplies of gas, markets served by the pipeline, and the quality and reliability of transportation services. Major competitors include Southern Star Central Gas Pipeline, Inc., Kinder Morgan Interstate Gas Transmission’s Pony Express Pipeline and Panhandle Eastern Pipe Line Company in the Kansas City market and Southern Star Central Gas Pipeline, Inc., Atmos Energy Corporation and Mid-Continent Market Center in the Wichita market.

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

In the Cherokee Basin, at December 31, 2011, we held leases on approximately 464,863 net acres, of which 68,313 net acres are not currently held by production. Unless we establish commercial production on the properties subject to these leases during their term, they will expire. Leases covering approximately 38,684 net acres are scheduled to expire before December 31, 2012. If these leases expire and are not renewed, we will lose the right to develop the related properties.

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

FERC regulation also affects our gathering systems and the markets for our natural gas. FERC’s policies and practices across the range of its natural gas regulatory activities, including, for example, its policies on open access transportation, ratemaking, capacity release and market center promotion, could indirectly affect our gathering systems. In recent years, FERC has pursued pro-competitive policies in its regulation of interstate natural gas pipelines. However, FERC may not continue this approach as it considers matters such as pipeline rates and rules and policies that may affect rights of access to oil and natural gas transportation capacity.

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

Additionally, while gathering facilities and other non-interstate pipelines are generally exempt from FERC’s jurisdiction, FERC has adopted internet posting requirements that are applicable to certain gathering facilities and other non-interstate pipelines that deliver more than 50 million MMBtu on an annual basis. Our gathering facilities do not currently meet this size threshold and are, therefore, not currently subject to the posting requirements. Moreover, on October 24, 2011, the United States Court of Appeals for the Fifth Circuit vacated the posting requirements as applied to non-interstate pipelines and gathering facilities on the grounds that they exceeded FERC’s authority under the NGA. We do not know whether FERC will seek rehearing of this decision from the Fifth Circuit or petition for writ of certiorari to the United States Supreme Court, or whether it will otherwise modify its regulations relating to natural gas reporting in the future. Nevertheless, it is possible that we could become subject to the posting requirements in the future if, for example, the size threshold were to be lowered or the throughput on our gathering facilities were to increase. If we were to become subject to the posting requirements, we would likely incur additional compliance expenses.

The KPC Pipeline is subject to regulation by FERC, which could have an adverse impact on our ability to establish transportation rates that would allow us to recover the full cost of operating the KPC pipeline, plus a reasonable return, which may affect our business and results of operations.

Rates charged by interstate natural gas pipelines may generally not exceed the just and reasonable rates approved by FERC, unless they are filed as “negotiated rates” and accepted by FERC. In addition, interstate natural gas pipelines are prohibited from granting any undue preference to any person, or maintaining any unreasonable difference in their rates, terms, or conditions of service. Consistent with these requirements, the rates, terms, and conditions of the natural gas transportation services provided by interstate pipelines are governed by tariffs approved by FERC.

We own and operate the KPC Pipeline, an interstate natural gas pipeline system that is subject to these regulatory requirements. The KPC Pipeline is a 1,120-mile interstate natural gas pipeline system, which transports natural gas from northern Oklahoma and western Kansas to the metropolitan markets of Wichita and Kansas City. As an interstate natural gas pipeline, the KPC Pipeline is subject to FERC’s jurisdiction and the regulatory requirements summarized above. Maintaining compliance with these requirements on a continuing basis requires us to incur various expenses. Additional compliance expenses could be incurred if new or amended laws or regulations are enacted or existing laws or regulations are reinterpreted.

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

Generally and absent settlement, the maximum filed recourse rates for interstate pipelines are based on the cost of service plus an approved return on investment, the equity component of which may be determined through the use of a proxy group of similarly situated companies. Other key determinants in the ratemaking process are debt costs, depreciation expense, operating costs of providing service, including an income tax allowance, and volume throughput and contractual capacity commitment assumptions.

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

EP Act 2005 gave FERC increased oversight and penalty authority relating to market manipulation and enforcement. EP Act 2005 amended the NGA, to prohibit market manipulation. It also amended the NGA and the NGPA, to increase civil and criminal penalties for any violations of the NGA, NGPA and any rules, regulations or orders of FERC issued pursuant to those statutes to up to $1,000,000 per day, per violation. In addition, FERC has adopted regulations regarding market manipulation, which make it unlawful for any entity, in connection with the purchase or sale of natural gas or transportation service subject to FERC’s jurisdiction, to defraud, make an untrue statement or omit a material fact, or engage in any practice, act or course of business that operates or would operate as a fraud.

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

The CFTC has proposed several regulations, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) enacted into law in July 2010, which related to the trading of derivatives, including natural gas derivatives. Given the complex and evolving nature of CFTC regulation, we may incur significant costs related to compliance with CFTC regulations, and such regulations, to the extent they apply to our activities, may affect our ability to enter into favorable transactions. We do not believe that we will be affected by any such CFTC action materially differently than other industry participants with which we compete.

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

Our operations are subject to stringent and complex federal, state and local environmental laws and regulations. These include, for example, (1) the federal Clean Air Act and comparable state laws and regulations that impose obligations related to air emissions; (2) federal and state laws and regulations currently in existence or under development to address GHG emissions; (3) the federal Resource Conservation and Recovery Act and comparable state laws that regulate the management of waste from our facilities; (4) the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties owned or operated by us or our predecessors or locations where we or our predecessors sent waste for disposal and (5) the federal Clean Water Act and the Safe Drinking Water Act and analogous state laws and regulations that impose detailed permit requirements and strict controls regarding water quality and the discharge of pollutants into waters of the United States and state waters. Failure to comply with these laws and regulations or newly adopted laws or regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders limiting or enjoining future operations or imposing additional compliance requirements or operational limitations on such operations. Certain environmental laws, including CERCLA and analogous state laws and regulations, impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances or hydrocarbons have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment.

There is inherent risk of the incurrence of environmental costs and liabilities in our business due to our handling of oil and natural gas, air emissions related to our operations, and historical industry operations and waste disposal practices. For example, an accidental release from one of our pipelines could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage and fines or penalties for related violations of environmental laws or regulations. We may not be able to recover these costs from insurance. Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary.

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

In the event (1) water produced from our projects fails to meet the quality requirements of applicable regulatory agencies, (2) our wells produce water in excess of the applicable volumetric permit limits, (3) the disposal wells fail to meet the requirements of all applicable regulatory agencies, or (4) we are unable to secure access to disposal wells with sufficient capacity to accept all of the produced water, we may have to shut in wells, reduce drilling activities, or upgrade facilities for water handling or treatment. The costs to dispose of this produced water may increase if any of the following occur:

•	we cannot obtain future permits from applicable regulatory agencies;

•	water of lesser quality or requiring additional treatment is produced;

•	our wells produce excess water;

•	new laws and regulations require water to be managed or disposed in a different manner; or

•	costs to transport the produced water to the disposal wells increase.

The Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous solid wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of the RCRA, sometimes in conjunction with their own, more stringent requirements. In the course of our operations, we generate some amounts of ordinary industrial wastes, such as paint wastes, waste solvents, and waste oils, which may be regulated as hazardous wastes. The transportation of natural gas in pipelines may also generate some hazardous wastes that are subject to RCRA or comparable state law requirements. However, drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, production and transportation of oil and gas are currently excluded from regulation as hazardous wastes under RCRA. These wastes may be regulated by EPA or state agencies as non-hazardous solid wastes. Moreover, it is possible that certain oil and gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position.

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

On August 25, 2011, the DOT’s Pipeline and Hazardous Materials Safety Administration, or PHMSA, published an advanced notice of proposed rulemaking in which the agency is seeking public comment on a number of changes to its natural gas transmission pipeline regulations contained in 49 C.F.R. Part 192 including: (1) modifying the definition of high consequence areas; (2) strengthening integrity management requirements as they apply to existing regulated operators and could be applied to currently exempt operators should the exemptions be removed; (3) strengthening or expanding various non-integrity pipeline management standards relating to such matters as valve spacing, automatic or remotely-controlled valves, corrosion protection, and gathering lines; and (4) adding new regulations to govern the safety of underground natural gas storage facilities including underground storage caverns and injection withdrawal wells piping that are not currently regulated under the Part 192 regulations. PHMSA has specifically indicated an intent in this rulemaking to address the need for standards governing the safety of underground natural gas storage facilities. Public comments on these matters were submitted to PHMSA in December 2011, and a final rule from PHMSA is forthcoming.

On January 3, 2012, President Obama signed into law the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011. The Act increases the maximum civil penalties for administrative enforcement actions, requires the DOT to study and report on the sufficiency of existing gathering line regulations to ensure safety and the use of leak detection systems by hazardous liquid pipelines, requires pipeline operators to verify their records on maximum allowable operating pressure, and imposes new emergency response and incident notification requirements.

KPC completed all baseline assessments of the covered high consequence area integrity testing in 2009. KPC had no expenditures in 2010 or 2011 to implement pipeline integrity management program testing. KPC also incurred costs of approximately $400,000 in 2009, $30,000 in 2010 and $60,000 in 2011 to complete the last year of a Stray Current Survey resulting from a 2005 DOT audit. A closure letter from PHMSA was received for the survey and related remediation. KPC spent a total of $1.9 million. As part of the KPC Integrity Plan, it will begin its reassessment program of high consequence areas in 2012 with 26 miles of pipeline to be reassessed in the Kansas City area. KPC will be testing two high consequence areas in 2012 as a part of the regulatory seven year cycle. It will also continue to hydrotest the pipeline. The capital budget for these tests in 2012 is $225,000 with an operating expense budget of $450,000. These costs may be significantly higher than what KPC has estimated or previously incurred due to the following factors:

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

States are largely preempted by federal law from regulating pipeline safety but may assume responsibility for enforcement of federal interstate pipeline safety regulations and inspection of interstate pipelines. In practice, states vary considerably in their authority and capacity to address pipeline safety. We do not anticipate any significant problems in complying with any state laws and regulations which are determined to be applicable to our operations.

Recent and future environmental laws and regulations may significantly limit, and increase the cost of, our exploration, production and transportation operations.

Recent and future environmental laws and regulations, including additional federal and state restrictions on greenhouse gas emissions (“GHG”) that may be passed in response to climate change concerns, may increase our capital and operating costs and also reduce the demand for the oil and natural gas we produce. The oil and gas industry is a direct source of certain GHG emissions, such as carbon dioxide and methane, and future restrictions on such emissions could impact our future operations. The EPA issued the Final Mandatory Reporting of Greenhouse Gases Rule, which requires many suppliers of fossil fuels or industrial chemicals, manufacturers of vehicles and engines, and other facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year to begin collecting GHG emissions data under a new reporting system as of January 1, 2010 with the first annual report due March 31, 2011. In November 2010, the EPA issued final regulations requiring the annual reporting of GHG emissions from qualifying facilities in the upstream oil and natural gas sector, including onshore production (Subpart W) with reporting beginning in 2012 for emissions occurring in 2011. Although the Mandatory Reporting Rule does not control greenhouse gas emission levels from any facilities, it has still caused us to incur monitoring and reporting costs for emissions that are subject to the rule. Further, the rule’s new requirements for reporting of fugitive and vented methane emissions from the oil and gas industry can be expected to increase our monitoring and reporting costs in the future.

After a series of regulatory actions finalized by EPA between December 2009 and May 2010, greenhouse gases became pollutants “subject to regulation” under the Clean Air Act’s Prevention of Significant Deterioration air quality permit program for stationary sources, and the largest of these sources have also become subject to permitting requirements under the Clean Air Act’s Title V permitting program. As a result, new major stationary sources of GHG, and modifications of existing major stationary sources that significantly increase their GHG will require a permit setting forth Best Available Control Technology for those emissions. EPA has, through its “Tailoring Rule,” acted to limit these permitting requirements to only the largest sources of GHG initially, but these new requirements could in the future affect our operations and our ability to obtain air permits for new or modified facilities.

The U.S. Congress has also considered legislation to mandate reductions of GHG, and more than 20 states, either individually or through multi-state regional initiatives, have already taken legal measures intended to reduce GHG, primarily through the planned development of greenhouse gas emission inventories and/or greenhouse gas cap and trade programs.

Federal or state legislative or regulatory initiatives that regulate or restrict emissions of greenhouse gases in areas in which we conduct business could adversely affect the demand for our products and could increase the costs of our operations, including costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our GHG, pay any taxes related to our GHG and/or administer and manage a GHG program. Reductions in our revenues or increases in our expenses as a result of climate control initiatives could have a material adverse effect on our business.

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

Federal and state laws require new and modified sources of air pollutants to obtain permits prior to commencing construction. We may incur expenditures in the future for air pollution control equipment in connection with obtaining or maintaining operating permits and approvals for air emissions. For instance, on July 28, 2011, the EPA proposed rules that would establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, EPA’s proposed rule package includes New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The proposed rules would establish specific requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment in addition to leak detection requirements for natural gas processing plants. The EPA will receive public comment and hold hearings regarding the proposed rules and must take final action on them by April 2012. If finalized, these rules could require a number of modifications to our operations including the installation of new equipment.

The Endangered Species Act, or ESA, restricts activities that may affect endangered or threatened species or their habitats. The designation of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans or limit future development activity in the affected areas.

Federal legislation and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is an essential and common practice in the oil and gas industry used to stimulate production of natural gas and/or oil from dense subsurface rock formations. We routinely employ hydraulic fracturing in our drilling activity. Hydraulic fracturing involves using water, sand, and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore. The process is typically regulated by state oil and natural gas commissions; however, the EPA has asserted federal regulatory authority over certain hydraulic-fracturing activities involving diesel under the Safe Drinking Water Act and has begun the process of drafting guidance documents related to this newly asserted regulatory authority. In addition, legislation has been introduced before Congress, called the Fracturing Responsibility and Awareness of Chemicals Act, to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic-fracturing process.

State legislatures and agencies are also enacting legislation and promulgating rules to regulate hydraulic fracturing and require disclosure of hydraulic fracturing chemicals. For example, the Oklahoma Corporation Commission is currently considering draft amendments to its regulations that would require operators and service companies to disclose certain hydraulic fracturing chemical information through a national online database, FracFocus.org. In the event state, local, or municipal legal restrictions are adopted in areas where we are currently conducting, or in the future plan to conduct operations, we may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from the drilling of wells.

There are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic-fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic-fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic-fracturing practices. In addition, the EPA has commenced a study of the potential adverse effects that hydraulic fracturing may have on water quality and public health, and has initiated plans to promulgate regulations controlling wastewater disposal associated with hydraulic fracturing and shale gas development. In addition to the EPA, other federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. For example, the U.S. Department of Energy is conducting an investigation into practices the agency could recommend to better protect the environment from drilling using hydraulic-fracturing completion methods. Also, the U.S. Department of the Interior is considering disclosure requirements or other mandates for hydraulic fracturing on federal lands.

Additionally, certain members of Congress have called upon the U.S. Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources, the U.S. Securities and Exchange Commission to investigate the natural-gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural-gas deposits in shales by means of hydraulic fracturing, and the U.S. Energy Information Administration to provide a better understanding of that agency’s estimates regarding natural-gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates. These on-going or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act or other regulatory mechanism.

Further, on July 28, 2011, the EPA issued proposed rules that would subject all oil and gas operations (production, processing, transmission, storage and distribution) to regulation under the New Source Performance

Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAPS”) programs. The EPA proposed rules also include NSPS standards for completions of hydraulically-fractured gas wells. These standards include the reduced emission completion (“REC”) techniques developed in EPA’s Natural Gas STAR program along with pit flaring of gas not sent to the gathering line. The standards would be applicable to newly drilled and fractured wells as well as existing wells that are refractured. Further, the proposed regulations under NESHAPS include maximum achievable control technology (“MACT”) standards for those glycol dehydrators and storage vessels at major sources of hazardous air pollutants not currently subject to MACT standards. We are currently researching the effect these proposed rules could have on our business. Final action on the proposed rules is expected no later than April 2012.

Increased regulation and attention given to the hydraulic-fracturing process could lead to greater opposition, including litigation, to oil and gas production activities using hydraulic-fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs in the production of oil and natural gas, including from the developing shale plays, or could make it more difficult to perform hydraulic fracturing. The adoption of any federal, state or local laws or the implementation of regulations regarding hydraulic fracturing could potentially cause a decrease in the completion of new oil and gas wells, increased compliance costs and time, which could adversely affect our financial position, results of operations and cash flows.

Our ability to grow and to increase our profitability may depend in part on our ability to make acquisitions. Acquisitions are subject to a number of risks.

Our ability to grow and increase our profitability may depend in part on our ability to make acquisitions that result in an increase in our net income per share and cash flows. We may be unable to make such acquisitions because we are: (1) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, (2) unable to obtain financing for these acquisitions on economically acceptable terms or (3) outbid by competitors. If we are unable to acquire properties containing proved reserves, our total level of proved reserves will decline as a result of our production, which will adversely affect our results of operations. Even if we do make acquisitions that we believe will increase our net income per share and cash flows, these acquisitions may perform below our expectations and nevertheless result in a decrease in net income and/or cash flows.

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

In addition, the construction of additions to the pipelines may require us to obtain new rights-of-way prior to constructing new pipelines. We may be unable to obtain such rights-of-way to expand pipelines or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive to obtain new rights-of-way. If the cost of obtaining new rights-of-way increases, our business and results of operations could be adversely affected.

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

White Deer Energy L.P. and its affiliates (“White Deer”) beneficially own approximately 71% of our common stock after giving effect to the exercise of their outstanding warrants, giving White Deer influence and control in corporate transactions and other matters, including a sale of our Company.

At March 1, 2012, including common shares owned and the effect of their outstanding warrants, White Deer beneficially owns 23,746,478 shares, or approximately 71%, of our common stock. In addition, we have agreed to issue White Deer additional warrants on each quarterly dividend payment date of the Series A Preferred Stock prior to July 1, 2013, on which dividends are not paid in cash but instead accrue. The voting power of the Series B Preferred Stock issued with the warrants is limited to 45% of the votes applicable to all outstanding voting stock. In addition, White Deer may vote any shares of common stock held by it without regard to that limit.

As a result of its ownership, White Deer effectively is our controlling stockholder and is able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of certain corporate transactions or other matters submitted to our stockholders for approval, including, for example, potential mergers or acquisitions, asset sales and other significant corporate transactions. The interests of White Deer may not coincide with the interests of other holders of our common stock.

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

We have described our properties, reserves, acreage, wells, production and drilling activity in Part I, Item 1. “Business” of this Annual Report on Form 10-K, which is incorporated by reference herein in response to this Item. A substantial portion of our assets are pledged to collateralize our secured credit facilities. See Note 10 in Part II, Item 8. “Financial Statements and Supplementary Data.”

Administrative Facilities

Our corporate headquarters office space located at 210 Park Avenue, Oklahoma City, Oklahoma 73102 is leased. The office lease is for 10 years expiring August 31, 2017, and covers approximately 35,000 square feet.

We own four buildings within the vicinity of Chanute, Kansas and one in Lenapah, Oklahoma, for our MidContinent operations.

We lease approximately 1,500 square feet of office space on a month-to-month basis for field personnel in Harrisville, West Virginia.

We have leased facilities in Olathe, Wichita, and Medicine Lodge, Kansas for the operations of our interstate pipeline. The Olathe office consists of approximately 7,650 square feet for a lease term of five years expiring December 31, 2016. The Wichita office consists of approximately 1,240 square feet on an annual lease expiring December 31, 2012. The Medicine Lodge field office is leased on a month-to-month basis.

ITEM 3.	LEGAL PROCEEDINGS

We are subject, from time to time, to certain legal proceedings and claims in the ordinary course of conducting our business. We will record a liability related to our legal proceedings and claims when we have determined that it is probable that we will be obligated to pay and the related amount can be reasonably estimated, and we will disclose the related facts in the footnotes to our financial statements, if material. If we determine that an obligation is reasonably possible, we will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made. Like other oil and gas producers and marketers, our operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Therefore, it is extremely difficult to reasonably quantify future environmental related expenditures.

During 2011, we settled various royalty owner lawsuits in Kansas and Oklahoma. The Oklahoma settlements included $5.6 million in cash while the Kansas settlements included $7.5 million in cash. We made payments of $5.6 million for the Oklahoma royalty settlement in July 2011 and $3.0 million for the Kansas royalty settlement in January 2012. We expect to pay the remaining $4.5 million in January 2013.These lawsuits and the related settlements are further discussed in Note 14 in Part II, Item 8. “Financial Statements and Supplementary Data.”

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ Stock Market LLC under the symbol “PSTR.” The common stock began trading on March 8, 2010, the trading day following the consummation of the Recombination. The table below presents the high and low price for each quarter since trading of our common stock began.

Quarter Ended	High	Low
2010
March 31 (1)	$22.98	$8.12
June 30	$11.02	$4.51
September 30	$5.89	$2.75
December 31	$5.20	$3.29
2011
March 31	$7.44	$3.76
June 30	$8.45	$5.15
September 30	$6.73	$3.05
December 31	$4.60	$2.22

(1)	Represents the high and low prices for the period from March 8, 2010 through March 31, 2010.

The closing price for our common stock on March 1, 2012 was $3.78 per share. At March 1, 2012, there were 12,115,570 shares of common stock outstanding held of record by approximately 287 stockholders. Warrants to purchase 21,566,245 shares of our common stock at a weighted average exercise price of $3.23 per share were outstanding and held by White Deer. Warrants to purchase 673,822 shares of our common stock at a weighted average exercise price of $7.07 per share were outstanding and held by CEG.

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

We have derived the following selected consolidated financial information for PostRock at and for the period ended December 31, 2010, and the year ended December 31, 2011, and for our Predecessor for the period from January 1 to March 5, 2010, and for the year ended December 31, 2009 from the audited consolidated financial statements of PostRock included in Part II, Item 8. “Financial Statements and Supplementary Data.” We have derived the selected consolidated financial information of our Predecessor at December 31, 2008 and 2009 and for the years ended December 31, 2007 and 2008 from the Predecessor’s audited consolidated financial information included in its SEC filings.

	Predecessor
	Years Ended December 31,			January 1 to March 5, 2010	March 6 to December 31, 2010	Year Ended December 31, 2011
	2007	2008	2009
Statement of Operations Data
Revenues
Oil and gas sales	$105,285	$162,499	$79,893	$18,659	$69,277	$79,887
Gathering	6,667	8,704	7,760	1,076	4,771	5,239
Pipeline	3,186	19,472	18,428	1,749	8,380	11,183

Total	115,138	190,675	106,081	21,484	82,428	96,309
Costs and expenses
Production expense	56,299	66,218	55,961	8,645	38,329	47,136
Pipeline expense	1,094	7,635	6,573	1,110	5,195	5,219
General and administrative	21,023	28,269	40,693	5,735	19,065	17,199
Litigation reserve	—	—	1,030	—	1,640	11,592
Depreciation, depletion and amortization	39,782	70,445	47,802	4,164	18,683	27,662
(Gain) loss on disposal of assets	322	(24)	25	—	(13,495)	(10,560)
Impairments	—	298,861	268,630	—	—	—
Loss (recovery) of misappropriated funds	2,000	—	(3,412)	—	(1,592)	—

Total	120,520	471,404	417,302	19,654	67,825	98,248

Operating income (loss)	(5,382)	(280,729)	(311,221)	1,830	14,603	(1,939)
Other income (expense)
Gain from derivative financial instruments	1,961	66,145	48,122	25,246	47,870	35,429
Loss from equity investment	—	—	—	—	—	(4,607)
Gain on forgiveness of debt	—	—	—	—	2,909	1,647
Other income (expense), net	(9)	305	108	(4)	(24)	207
Interest expense, net	(43,628)	(25,373)	(29,329)	(5,336)	(20,137)	(10,707)

Total	(41,676)	41,077	18,901	19,906	30,618	21,969

Income (loss) before income taxes	(47,058)	(239,652)	(292,320)	21,736	45,221	20,030
Income taxes	—	—	—	—	—	—

Net income (loss)	(47,058)	(239,652)	(292,320)	21,736	45,221	20,030
Net (income) loss attributable to noncontrolling interest	2,904	72,268	147,398	(9,958)	—	—

Net income (loss) attributable to controlling interest	(44,154)	(167,384)	(144,922)	11,778	45,221	20,030
Preferred dividends	—	—	—	—	(1,980)	(7,779)
Accretion of redeemable preferred stock	—	—	—	—	(327)	(1,580)

Net income (loss) available to common stock	$(44,154)	$(167,384)	$(144,922)	$11,778	$42,914	$10,671

Net income (loss) per common share
Basic	$(1.97)	$(6.20)	$(4.55)	$0.37	$5.29	$1.21
Diluted	$(1.97)	$(6.20)	$(4.55)	$0.36	$4.62	$0.71
Balance Sheet Data (at end of period)
Total assets	$672,537	$650,176	$283,655	$310,234	$296,812	$306,711
Noncurrent liabilities excluding debt	$9,249	$10,152	$15,121	$17,148	$13,831	$20,903
Long-term debt	$233,046	$343,094	$19,295	$20,251	$209,721	$190,000
Redeemable preferred stock	$—	$—	$—	$—	$50,622	$56,736

Comparability of information in the above table between years is affected by, among other things, (1) changes in the annual average prices for oil and natural gas, (2) increased production from drilling and development activity in 2007 and 2008 followed by a lack of development activity from 2009 to 2011 due to various liquidity and corporate management related matters, (3) the acquisition of the KPC Pipeline on November 1, 2007, (4) the PetroEdge acquisition in July 2008, (5) our investment in CEP during 2011, (6) investigation and litigation costs associated with the misappropriation in 2008 and 2009, (7) the Recombination in 2010 and expenses related to the Recombination in 2009 and 2010, (8) impairment of production properties of $298.9 million in 2008 compared to $102.9 million in 2009 as well as impairment of long lived assets associated with our interstate and gathering pipelines of $165.7 million in 2009, and (9) the sale of most of our Appalachian Basin oil and gas properties in 2010 and 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying consolidated financial statements, including the notes thereto, contain detailed information that should be read in conjunction with the following discussion.

Where presented in this Item 7. and Item 7A., financial information for the 2010 year includes our predecessor for the period from January 1, 2010 through March 5, 2010 and PostRock for the period from March 6, 2010 through December 31, 2010.

Overview of Our Company

We are an independent oil and gas company engaged in the acquisition, exploration, development, production and gathering of crude oil and natural gas. We manage our business in two segments, production and pipeline. Our production segment is focused in the Cherokee Basin, a 15-county region in southeastern Kansas and northeastern Oklahoma. We also have minor oil producing properties in Oklahoma and gas producing properties in the Appalachian Basin. Our pipeline segment consists of a 1,120 mile interstate natural gas pipeline, which transports natural gas from northern Oklahoma and western Kansas to Wichita and Kansas City.

Strategy

Our focus, particularly in the current challenging pricing environment, is on efficiently growing reserves, lowering costs and strengthening our balance sheet. We seek to achieve predictable, long-term production with low costs through effective drilling programs and modern completion techniques, efficient management of our field operations and leveraging our existing resources in the Cherokee Basin. We believe this strategy can be achieved through our vertically integrated operating model which includes a full complement of fracture treating and well servicing equipment, and utilizes the latest artificial lift and well management system technology. When appropriate, we intend to pursue opportunistic acquisitions that are accretive to our existing operations. With the current disparity between oil and natural gas prices, in the near term, we are seeking to extract further returns from our oil producing assets through development projects and selective hedging.

Although we are evaluating strategic alternatives related to our KPC Pipeline, we are also working to increase the amount of gas being transported on the pipeline, creating capacity constraints that we believe will lead to long-term firm transportation agreements.

Financial and Operating Results

During 2011, the U.S. and other economies continued the modest growth which started during 2010. Although year-over-year crude oil prices showed improvement from increased demand, an oversupply of natural gas drove our realized natural gas price down significantly. A combination of this reduction of natural gas prices and lower production volumes due to our reduced development activity beginning in 2009 and continuing through 2011 resulted in lower oil and gas revenue. While our capital spending program was down slightly from the 2010 level, we acquired a 26.4% interest in CEP, completed the sale of certain of our Appalachian Basin producing assets, resolved all of the remaining legacy litigation of our predecessors and continued to strengthen our balance sheet.

Significant financial and operating highlights during 2011 included the following:

•

Recorded proved reserves of nearly 124.7 Bcfe at December 31, 2011. Although we did not acquire significant additional properties, through a series of geologic and engineering studies we now have a better understanding of our existing reserves.

•	Completed 116 new gas wells and recompleted 49 gas wells.

•	Began implementation of a field optimization program in the second quarter of 2011.

•	Rationalization of rolling stock, one of the first steps of the program, reduced vehicle and equipment costs by $332,000, or 13.0%, from 2010 levels.

•	Rationalization of compressors, also one of the first steps, reduced compression costs by $600,000, or 5.4%, from 2010 levels.

•	Additional steps made in the first quarter of 2012 are expected to reduce costs by another $2.0 million a year going forward.

•	Reduced general and administrative expenses by $7.6 million, or 30.6%.

•	Reduced debt by $27.2 million.

•	Closed on the second and third phases of our Appalachian Basin asset sale for an aggregate of $16.6 million.

•	Acquired a 26.4% voting interest in CEP in two separate transactions for $17.6 million collectively.

•

Settled all of our Oklahoma and Kansas royalty interest owner lawsuits for a combined $13.1 million, of which $5.6 million was paid in July 2011, $3.0 million was paid in January 2012 and $4.5 million will be paid by January 2013.

How We Evaluate Our Operations

Management uses and expects to continue to use a variety of financial and operational measurements to analyze performance and the health of the business. These measurements focus on rates of return, cost efficiency and cost reductions. Specifically we manage our: (1) volumes produced; (2) quantity of proved reserves; (3) realized prices; (4) gathering throughput volumes, fuel consumption by our facilities and natural gas sales volumes; (5) firm transportation contracted volumes; and (6) lease operating expense, gathering expense, interstate pipeline operating expense, and general and administrative expense.

General Trends and Outlook

Realized Prices

We are affected by the overall price levels for oil and natural gas, the volatility of these prices and the basis differential from NYMEX pricing to our sales point pricing. According to the U.S. Energy Information Administration (“EIA”), the Henry Hub spot price averaged $4.00 per Mmbtu in 2011. NYMEX strip prices at February 8, 2012, average $2.999/Mmbtu, $3.366/Mmbtu, and $3.612/Mmbtu, for the forward 12, 24 and 36 month periods. Oil and natural gas prices historically have been very volatile and will likely continue to be so in the future.

We sell the majority of our gas in the Cherokee Basin based on the Southern Star first of month index, with the remainder sold on the daily price on the Southern Star index. We sell the majority of our natural gas in the Appalachian Basin based on the Dominion Southpoint index, with the remainder sold on local basis. We sell the majority of our oil production under a contract priced at a fixed discount to NYMEX oil prices. The Southern Star prices typically are at a discount to the NYMEX pricing at Henry Hub, the regional pricing point, whereas Appalachian prices typically are at a premium to NYMEX pricing. During 2011, the basis differential in the Cherokee Basin ranged from a discount of $0.24/Mmbtu to a premium of $0.23/Mmbtu. Due to the historical volatility of oil and natural gas prices, we implemented a hedging strategy aimed at reducing the variability of prices we receive for the sale of our future production. See Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report on Form 10-K for further details on our hedging activity.

Supply and Demand of Oil and Gas

The EIA estimates that total natural gas consumption increased by 2.7 percent in 2011, and forecasts an increase of 1.3 billion cubic feet per day (Bcf/d), or 2.0%, in 2012. This increase is driven by growth in all sectors with the largest volume increase in the electric power sector. Total natural gas consumption is expected to grow by 1.3 percent in 2013 to 69.14 Bcf/d. Total marketed natural gas production increased by the largest year-over-year volumetric amount in history in 2011, an estimated 4.5 Bcf/d, or 7.4 percent, due in large part to increases in shale gas production. Although low spot and future prices are expected to continue, EIA projects average total production to grow by 2.2 percent in 2012 and 1.0 percent in 2013. These projected increases are driven by high initial production rates from new wells, associated natural gas production from oil drilling and a backlog of uncompleted of unconnected wells going into 2012. The large price difference between petroleum liquids and natural gas on an energy-equivalent basis is expected to contribute to a shift towards drilling for liquids. Increased consumption can only partially offset the effect of record-high natural gas inventories caused by the continued growth in natural gas production and a warm winter. EIA is expecting these factors to lead to decreased gas prices in 2012 increasing slightly in 2013.

EIA expects the recent tightening of world oil markets to moderate in 2012 and resume in 2013. World oil consumption is expected to grow by an annual average of 1.3 million Bbls/d in 2012 and 1.5 million Bbls/d in 2013 while the growth in supply from non-Organization of the Petroleum Exporting Countries (non-OPEC) countries is expected to increase by 0.9 million Bbls/d in 2012 and 0.8 million Bbls/d in 2013. The market is expected to rely on both inventories and significant increases in production of crude oil and non-crude liquids in OPEC member countries to meet world demand growth. There are many significant uncertainties that could push oil prices higher or lower than expected. Should a significant oil supply disruption occur, OPEC members not increase production, or projected non-OPEC projects come online more slowly than expected, oil prices could be significantly higher. The rate of economic recovery, both domestically and globally, also remains uncertain due to a variety of factors including fiscal issues facing national and sub-national governments, China’s efforts to address concerns regarding its growth and inflation rates, and unforeseen production issues. The projected WTI spot price is expected to average $100 per barrel in 2012 and continue to rise, reaching $106 per barrel by the end of 2013.

Drilling Programs

We initially budgeted $43.6 million for drilling and development in 2011. Our actual expenditures for the year totaled $23.8 million, for which we drilled and connected 99 development wells, completed 17 new wells drilled in prior years and recompleted 49 wells. Our lower spending levels relative to budgeted figures from the beginning of 2011 were a reflection of depressed gas prices and the clear need to better understand the results of our drilling activity.

In order to understand how to improve our wells’ performance, we have been conducting and continue to conduct a series of geologic and engineering studies. These studies include a detailed review of fracture stimulation techniques, electric log data and depositional patterns to identify variables that support higher production rates. The studies have enabled us to better understand our production curves and production areas. We are also evaluating the possibility of finding conventional oil and gas reserves in other geologic horizons.

With the significant reduction in natural gas prices at the end of 2011, continuing into 2012 and expected for the foreseeable future, our focus for 2012 will be to complete capital projects that retain leases, make existing wells more efficient, or create additional oil production. For 2012, we have budgeted approximately $12.1 million to drill and complete 34 new gas wells in the Basin and five new oil wells in central Oklahoma, and recomplete eight wells in central Oklahoma and 36 wells in the Appalachian Basin. We intend to fund our 2012 capital expenditures with cash flow from operations. Our ability to drill and develop these locations depends on a number of factors, including the availability of capital, seasonal conditions, regulatory approvals, gas prices, costs and drilling results. See Item 1A. “Risk Factors—Risks Related to Our Business—Our identified drilling location inventories will be developed over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling, resulting in temporarily lower cash from operations, which may impact our results of operations.”

Results of Operations

	2009	2010	2011
	(In thousands)
Revenues
Oil and gas sales	$79,893	$87,936	$79,887
Gathering	7,760	5,847	5,239

Total production segment	87,653	93,783	85,126
Pipeline segment	18,428	10,129	11,183

Total	$106,081	$103,912	$96,309

Operating profit (loss)
Production(1)	$(222,839)	$40,972	$24,459
Pipelines(2)	(50,071)	309	2,393

Total segment operating profit (loss)	(272,910)	41,281	26,852
General and administrative expenses	(40,693)	(24,800)	(17,199)
Recovery of misappropriation funds	3,412	1,592	—
Litigation reserve	(1,030)	(1,640)	(11,592)

Total operating profit (loss)	$(311,221)	$16,433	$(1,939)

(1)	Includes impairment of production properties of $215.1 million in 2009, which includes the impairment of our gathering system of $112.2 million.
(2)	Includes impairment of our pipeline assets of $53.6 million in 2009.

Year ended December 31, 2010 compared to the year ended December 31, 2011

The following table presents financial and operating data for our production and pipeline segments for the fiscal years ended December 31, 2010 and 2011.

	Year Ended December 31,		Increase/ (Decrease)
	2010	2011
	($ in thousands except per unit data)
Production Segment
Oil and gas sales	$87,936	$79,887	$(8,049)	(9.2)%
Gathering revenue	$5,847	$5,239	$(608)	(10.4)%
Production expense	$46,974	$47,136	$162	0.3%
Depreciation, depletion and amortization	$19,409	$24,088	$4,679	24.1%
Gain (loss) on disposal of assets	$13,572	$10,557	$(3,015)	(22.2)%
Production Data
Total production (Mmcfe)	19,685	18,778	(907)	(4.6)%
Average daily production (Mmcfe/d)	53.9	51.4	(2.5)	(4.6)%
Average Sales Price per Unit (Mcfe)
Natural Gas (Mcf)	$4.27	$3.98	$(0.29)	(6.8)%
Oil (Bbl)	$75.51	$90.61	$15.10	20.0%
Natural Gas Equivalent (Mcfe)	$4.47	$4.25	$(0.22)	(4.9)%
Average Unit Costs per Mcfe
Production expense	$2.39	$2.51	$0.12	5.0%
Depreciation, depletion and amortization	$0.99	$1.28	$0.29	29.3%
Pipeline Segment
Pipeline revenue	$10,129	$11,183	$1,054	10.4%
Pipeline expense	$6,305	$5,219	$(1,086)	(17.2)%
Depreciation and amortization expense	$3,438	$3,574	$136	4.0%
Gain (loss) on disposal of assets	$(77)	$3	$80	* %

*	Not meaningful

Oil and gas sales decreased $8.0 million, or 9.2%, from $87.9 million for the year ended December 31, 2010, to $79.9 million for the year ended December 31, 2011. This decrease was equally due to reduced production volumes and lower average realized natural gas prices. Cherokee Basin production decreased 569 Mmcfe due to lower than planned development activity and natural production declines while Appalachian Basin production decreased 330 Mmcfe from the prior year primarily due to the divesture of the Appalachian Basin properties. Average realized natural gas prices decreased from $4.47 per Mcfe in 2010 to $4.25 per Mcfe in 2011. Oil and gas sales exclude hedge settlements.

Gathering revenue decreased $608,000, or 10.4%, from $5.8 million during the year ended December 31, 2010, to $5.2 million during the year ended December 31, 2011. The decrease was primarily the result of decreased third-party volumes transported and lower natural gas prices. The majority of our third-party gathering revenue is priced based on a percentage of gas volumes. With lower prices, other producers produced less and the gas we retained was at a lower rate per Mcfe. The effects of the Oklahoma and Kansas royalty settlements also reduced gathering revenue during the fourth quarter and will continue to reduce gathering revenue in the future.

Pipeline revenue increased $1.1 million, or 10.4%, from $10.1 million during the year ended December 31, 2010, to $11.2 million during the year ended December 31, 2011. The increase was primarily due to higher revenues from firm transportation contracts as well as higher commodity revenue due to an increase in throughput.

Production expense consists of lease operating expenses, severance and ad valorem taxes and gathering expense. Production expense increased $162,000, or 0.3%, from $47.0 million during the year ended December 31, 2010, to $47.1 million during the year ended December 31, 2011. The slight increase was due to increased labor, workover and repair and electricity costs of $2.4 million partially offset by lower compression, vehicle and equipment, production and ad valorem taxes of $2.2 million. Production expense per Mcfe increased $0.12, or 5.0%, roughly the amount of the production decrease, from $2.39 per Mcfe during the year ended December 31, 2010, to $2.51 per Mcfe during the year ended December 31, 2011.

Pipeline expense decreased $1.1 million, or 17.2%, from $6.3 million during the year ended December 31, 2010, to $5.2 million during the year ended December 31, 2011. The decrease was due to our December 2010 partial termination of a capacity lease and the lease’s subsequent expiration in October 2011, partially offset by the costs of gas lost during an external leak in the first quarter of 2011.

Depreciation, depletion and amortization in our production segment increased approximately $4.7 million, or 24.1%, from $19.4 million during the year ended December 31, 2010, to $24.1 million during the year ended December 31, 2011. On a per unit basis, we had an increase of $0.29 per Mcfe from $0.99 per Mcfe during the year ended December 31, 2010, to $1.28 per Mcfe during the year ended December 31, 2011. The increase was primarily due to the reclassification of our gathering system from our pipeline segment to our production segment during the fourth quarter of 2010. This resulted in the gathering system being depleted under a higher rate.

Depreciation and amortization expense in our pipeline segment increased $136,000, or 4.0%, from $3.4 million during the year ended December 31, 2010, to $3.5 million during the year ended December 31, 2011.

Gain from the disposal of production segment assets decreased $3.0 million or 22.2%, from $13.6 million during the year ended December 31, 2010, to $10.6 million during the year ended December 31, 2011. The gain in 2010 was primarily related to the first phase of the Appalachian Basin asset sale while the gain in 2011 was primarily related to the second and third phases of that sale partially offset by $1.9 million of losses on the disposal of excess equipment.

General and administrative expenses decreased $7.6 million, or 30.6%, from $24.8 million during the year ended December 31, 2010, to $17.2 million during the year ended December 31, 2011. As a result of our Recombination and refinancing activities in 2010, we have been able to eliminate significant consulting and other outside service costs associated with those transactions.

Litigation reserve increased $10.0 million, from $1.6 million during the year ended December 31, 2010, to $11.6 million for the year ended December 31, 2011. The expense in 2010 was primarily related to our securities lawsuits. The expense during 2011 is due to settlement costs for our royalty owner lawsuits in Oklahoma and Kansas. The royalty owner lawsuits included allegations that we failed to properly make payments to certain royalty owners in the past. Our Oklahoma royalty owner lawsuits were settled and funded in July 2011 for $5.6 million. Our Kansas royalty owner lawsuits were settled for $7.5 million; the first payment of $3.0 million was made in January 2012, and an additional $4.5 million payment will be made by January 31, 2013. As part of these settlements, all ambiguity in the calculation of prospective as well as prior royalties in our lease agreements will be eliminated. Going forward, we will charge post-production costs to royalty and overriding royalty interest owners pursuant to an agreed upon formula derived as part of the settlements. These settlements comprise the last material litigation or dispute related to our predecessor entities or management. The expense recorded in 2011 for these lawsuits established the $5.6 million reserve for the Oklahoma matters and increased the reserve for the Kansas lawsuit by $6.0 million.

Recovery of misappropriated funds was $1.6 million for the year ended December 31, 2010. The amount represents recovery of a portion of the funds misappropriated between 2005 and 2007 by former officers. No additional amounts were recovered in 2011.

Gain from derivative financial instruments decreased $37.7 million, or 51.5%, from a gain of $73.1 million during the year ended December 31, 2010, to a gain of $35.4 million during the year ended December 31, 2011. We recorded a $41.2 million unrealized gain and a $31.9 million realized gain on our derivative contracts for the year ended December 31, 2010. We recorded a $1.7 million unrealized gain and a $33.7 million realized gain on our derivative contracts for the year ended December 31, 2011.

Interest expense, net, decreased $14.8 million, or 58.0%, from $25.5 million during the year ended December 31, 2010, to $10.7 million during the year ended December 31, 2011. The decrease is primarily due to the September 2010 refinancing, which resulted in a lower balance of debt, lower interest rates and decreased amortization of debt issuance costs. Amortization of debt issuance costs, which is a component of interest expense, was $6.1 million lower in 2011 compared to 2010.

Gain on forgiveness of debt decreased $1.3 million, or 43.4%, from $2.9 million during the year ended December 31, 2010, to $1.6 million during the year ended December 31, 2011. Both gains are the result of our debt restructuring, discussed below, in connection with the QER Loan.

Loss from equity investment was $4.6 million during the year ended December 31, 2011. The loss is a result of a decline in the market price of CEP’s publicly traded equity, which consequently reduced the value of our investment.

Year ended December 31, 2009 compared to the year ended December 31, 2010

The following table presents financial and operating data for our production and pipeline segments for the fiscal years ended December 31, 2009 and 2010.

	Year Ended December 31,		Increase/ (Decrease)
	2009	2010
	($ in thousands except per unit data)
Production Segment
Oil and gas sales	$79,893	$87,936	$8,043	10.1%
Gathering revenue	$7,760	$5,847	$(1,913)	(24.7)%
Production expense	$55,961	$46,974	$(8,987)	(16.1)%
Depreciation, depletion and amortization	$39,438	$19,409	$(20,029)	(50.8)%
Gain (loss) on disposal of assets	$(25)	$13,572	$13,597	* %
Impairment	$215,068	$—	$(215,068)	* %
Production Data
Total production (Mmcfe)	21,733	19,685	(2,048)	(9.4)%
Average daily production (Mmcfe/d)	59.5	53.9	(5.6)	(9.4)%
Average Sales Price per Unit (Mcfe)
Natural Gas (Mcf)	$3.54	$4.27	$0.73	20.6%
Oil (Bbl)	$57.66	$75.51	$17.85	31.0%
Natural Gas Equivalent (Mcfe)	$3.68	$4.47	$0.79	21.5%
Average Unit Costs per Mcfe
Production expense	$2.58	$2.39	$(0.19)	(7.4)%
Depreciation, depletion and amortization	$1.81	$0.99	$(0.82)	(45.3)%
Pipeline Segment
Pipeline revenue	$18,428	$10,129	$(8,299)	(45.0)%
Pipeline expense	$6,573	$6,305	$(268)	(4.1)%
Depreciation and amortization expense	$8,364	$3,438	$(4,926)	(58.9)%
Gain (loss) on disposal of assets	$—	$(77)	$(77)	* %
Impairment	$53,562	$—	*	* %

*	Not meaningful

Oil and gas sales increased $8.0 million, or 10.1%, from $79.9 million for the year ended December 31, 2009 to $87.9 million for the year ended December 31, 2010. An increase in average realized sales prices resulted in a $15.6 million increase in revenue while the reduction in volumes resulted in a $7.6 million decrease.

Gathering revenue decreased $1.9 million, or 24.7%, from $7.8 million during the year ended December 31, 2009, to $5.9 million during the year ended December 31, 2010. The decrease was a result of a lower contracted transportation rate as well as lower volumes transported.

Pipeline revenue decreased $8.3 million, or 45.0%, from $18.4 million during the year ended December 31, 2009, to $10.1 million during the year ended December 31, 2010. The decrease was primarily due to the expiration of a significant firm transportation contract in October 2009.

Production expense decreased $9.0 million, or 16.1%, from $56.0 million during the year ended December 31, 2009, to $47.0 million during the year ended December 31, 2010. The decrease was due to lower ad valorem taxes of $3.0 million, lower lease operating expenses of $4.0 million and lower gathering expense of $2.6 million partially offset by an increase in severance taxes of $575,000. Ad valorem taxes were assessed lower during 2010 primarily due to lower prices and the lack of a drilling program during 2009 and 2010. Lease operating expenses decreased as a result of lower labor costs and lower costs for repairs and maintenance.

Gathering expense was lower primarily due to lower compression costs. Production expense per Mcfe decreased $0.19, or 7.4%, from $2.58 per Mcfe during the year ended December 31, 2009, to $2.39 per Mcfe during the year ended December 31, 2010.

Pipeline expense was generally flat, decreasing $268,000, or 4.1%, from $6.6 million during the year ended December 31, 2009, to $6.3 million during the year ended December 31, 2010.

Depreciation, depletion and amortization in our production segment decreased approximately $20.1 million, or 50.8%, from $39.5 million during the year ended December 31, 2009, to $19.4 million during the year ended December 31, 2010. On a per unit basis, we had a decrease of $0.82 per Mcfe from $1.81 per Mcfe during the year ended December 31, 2009, to $0.99 per Mcfe during the year ended December 31, 2010. The amounts above include depreciation associated with our gathering system which was reclassified from our pipeline segment to our production segment during the fourth quarter of 2010. Prior to the reclassification, depreciation on the gathering system during the first three quarters of 2010 was $3.2 million lower than the comparable period in 2009. The decrease was a result of the impairment recorded during the fourth quarter of 2009 which lowered the depreciable basis of that asset. Absent depreciation from our gathering system, depreciation, depletion and amortization also decreased due to lower production and a lower depletion rate. Our depletion rate was lower in 2010 as a result of an increase in proved reserves relative to the prior year.

Depreciation and amortization expense in our pipeline segment decreased $4.9 million, or 58.9%, from $8.4 million during the year ended December 31, 2009, to $3.5 million during the year ended December 31, 2010. The decrease was due to an impairment charge of $53.6 million recorded during the fourth quarter of 2009, which subsequently lowered the depreciable basis of these assets.

Gain from the disposal of production segment assets of $13.5 million during the year ended December 31, 2010, was primarily related to the first phase of the Appalachian Basin asset sale in December 2010.

Impairment of our production properties of $215.1 million for 2009 was recorded, while no impairment was recorded in 2010. Our impairment in 2009 included $102.9 million during the first quarter of 2009 as a result of the ceiling test and $112.2 million during the fourth quarter of 2009 related to our gathering system assets prior to their reclassification into the full cost pool during 2010. Our gathering system impairment resulted from a reduction in projected future gathering revenues partially the result of capital expenditure limits contained in our former credit facilities. Impairment of our pipeline assets and related contract intangibles was $53.6 million in 2009 while no such impairment was required in 2010. The impairment in 2009 was a result of the expiration of a significant firm transportation contract in October 2009.

General and administrative expenses decreased $15.9 million, or 39.1%, from $40.7 million during the year ended December 31, 2009, to $24.8 million during the year ended December 31, 2010. Legal, accounting, consulting fees and fees paid to financial advisors decreased as a result of the completion of the reaudit and restatement of previously issued financial statements and the Recombination.

Litigation reserve increased $610,000, from $1.0 million for the year ended December 31, 2009, to $1.6 million for the year ended December 31, 2010. The expense in 2010 was primarily related to our federal securities lawsuits while the expense in 2009 was primarily for the initial estimate to resolve our Kansas royalty owner lawsuits. As discussed previously, we reached an agreement to settle our Kansas royalty lawsuits in December 2011.

Recovery of misappropriated funds was $3.4 million during the year ended December 31, 2009, compared to $1.6 million during the year ended December 31, 2010. These amounts represent recoveries of funds misappropriated between 2005 and 2007 by former officers.

Gain from derivative financial instruments increased $25.0 million from $48.1 million during the year ended December 31, 2009, to a gain of $73.1 million during the year ended December 31, 2010. We recorded a

$50.0 million unrealized loss and a $98.1 million realized gain on our derivative contracts for the year ended December 31, 2009, compared to a $41.2 million unrealized gain and a $31.9 million realized gain for the year ended December 31, 2010. The decrease in realized gain was the result of contracts with higher settlement prices and a one-time gain of $26 million when we exited certain contracts in order to pay down debt in 2009.

Interest expense, net, decreased $3.9 million, or 13.1%, from $29.4 million during the year ended December 31, 2009, to $ 25.5 million during the year ended December 31, 2010. The decrease was primarily due to the continuing positive effect on underlying rates as a result of our September 2010 refinancing, repayments of debt and lower interest rates on our restructured credit facilities.

Gain on forgiveness of debt was $2.9 million for the year ended December 31, 2010; the gain was recorded in connection with the restructuring of our QER Loan discussed below.

Liquidity and Capital Resources

Debt Reduction

We have reduced our overall debt outstanding from $220.2 million at December 31, 2010 to $193.0 million at December 31, 2011, or 12%. Our debt reduction was achieved primarily through the settlement of our QER Loan utilizing proceeds from the Appalachian Basin asset sale and the retirement of our Secured Pipeline Loan.

Historical Cash Flows and Liquidity

Cash flows from operating activities have historically been driven by the quantities of our production, the prices received from the sale of this production, and from our pipeline revenue. Prices of oil and gas have historically been very volatile and can significantly impact the cash from the sale of our production. Use of derivative financial instruments help mitigate this price volatility. Cash expenses also impact our operating cash flow and consist primarily of production operating costs, severance and ad valorem taxes, interest on our indebtedness and general and administrative expenses.

Cash flows from operations totaled $74.6 million, $38.8 million and $42.7 million for the years ended December 31, 2009, 2010 and 2011, respectively. The increase from 2010 to 2011 is primarily due to lower interest charges and general and administrative expenses compared to the prior year coupled with higher realized gains on derivative contracts. These increases more than offset a decrease in cash flow due to the decline in oil and gas revenues in 2011. The decrease from 2009 to 2010 is attributable primarily to a decrease in realized gains on our derivatives offset by changes in working capital. The decrease in realized derivative gain was the result of a one-time gain of $26 million in 2009 when we re-priced certain contracts in order to pay down debt.

Cash flows from investing activities have historically been driven by exploration and development costs, leasehold acquisitions, acquisitions of businesses and sales of oil and gas properties. Net cash from investing activities was $313,000 for the year ended December 31, 2009, compared to cash used of $13.4 million and $27.8 million for the years ended December 31, 2010 and 2011, respectively. Cash used in investing activities in 2011 was a result of $29.3 million of capital expenditures and $12.9 million of cash for our investment in CEP partially offset by proceeds of $14.4 million (including proceeds of $1.6 million from the sale of stock received as consideration) from asset sales primarily related to the Appalachian Basin sale. Cash used in investing activities in 2010 primarily consisted of capital expenditures of $28.1 million offset in part by $14.1 million in cash received primarily from the first phase of our Appalachian Basin asset sale in December 2010. Cash from investing activities was minimal in 2009 as we had significantly pared down our acquisition and development related capital expenditures in response to liquidity constraints in 2009. The following table sets forth our capital expenditures, including costs we have incurred but not paid for the periods presented.

	Year Ended December 31,
	2009	2010	2011
	(In thousands)
Capital expenditures
Leasehold acquisition	$1,998	$2,192	$853
Exploration	128	—	—
Development	6,244	27,396	23,825
Pipeline	678	1,362	839
Other items	511	1,370	4,736

Total capital expenditures	$9,559	$32,320	$30,253

Cash flows from financing activities have historically been driven by borrowing and repayments on debt instruments, issuances of common stock and the costs associated with these activities. Cash used in financing activities was $67.8 million, $45.5 million and $15.3 million for the years ended December 31, 2009, 2010 and 2011, respectively. The cash used in 2011 was primarily due to $15.3 million in net repayments of debt. The cash used in 2010 was primarily due to $99.1 million in net repayments of debt and $6.5 million of debt and equity financing costs offset in part by $60.0 million of proceeds from the issuance of preferred securities and warrants to White Deer. The cash used in financing activities in 2009 was primarily due to net repayments of debt of $63.1 million and $4.7 million in debt amendment fees.

CEP Investment

During 2011, we acquired a 26.4% voting interest in CEP in two separate transactions at a total cost of $17.6 million. In the first transaction that closed in August 2011, we acquired a 14.9% voting interest in CEP which included the right to appoint two directors to CEP’s Board. The 14.9% voting interest consisted of 485,065 of CEP’s outstanding Class A Member Interests, representing all of the class, and 3,128,670 Class B Member Interests. In the second transaction that closed in December 2011, we acquired an additional 2,790,224 Class B Member Interests, bringing our ownership to a combined 26.4% voting interest at December 31, 2011. The $17.6 million total cost included $12.6 million of cash, 1,000,000 shares of our common stock with a fair value of $4.1 million, warrants to acquire an additional 673,822 shares of our common stock with a fair value of $518,000, and acquisition costs of $352,000. Of the warrants, 224,607 are exercisable for one year following issuance at an exercise price of $6.57 a share, 224,607 are exercisable for two years following issuance at $7.07 a share and 224,608 for three years following issuance at $7.57 a share.

In June 2011, we agreed to purchase CEG’s roughly 26.4% interest in CEP. Closing was contingent on the approval of CEP’s Board of Managers. After CEP’s Board declined to consider the request, we terminated the agreement, purchasing approximately a 14.9% interest in CEP in August 2011. The less than 15% stake avoided triggering certain anti-takeover provisions of the Delaware statutes. When CEG decided to sell the remainder of their position in December 2011, we elected to purchase it despite the Delaware statute. The purchase increased our ownership position to approximately 26.4%. Under the Delaware statute, a business combination or other corporate transaction with CEP may now not be possible prior to December 2014. Despite their prior lack of support, we continue to hope the Board and management of CEP will work with us to explore opportunities for increased efficiency in the Cherokee Basin. The importance of efficiency has obviously increased dramatically as gas prices languish below $3.00/Mcf in early 2012. Unfortunately, while CEP’s Board has indicated a willingness to discuss these matters, they have insisted that the substance and even the existence of any such discussion remain secret. To date, we have been unwilling to keep the overall status of any discussions from our shareholders.

We believe that our 26.4% voting interest in CEP at December 31, 2011, along with the right to appoint two directors to CEP’s Board provide us the ability to exercise significant influence over the operating and financial policies of CEP. Rather than accounting for the investment under the equity method, we have elected the fair value option to account for our interest in CEP and recognize the change in fair value in our results of operations.

The Class B Member Interests are traded on the New York Stock Exchange under the ticker symbol “CEP” with a closing price of $1.96 per unit at December 30, 2011.

CEP is focused on the acquisition, development and production of oil and natural gas properties as well as related midstream assets. All of its proved reserves are located in the Cherokee Basin in Kansas and Oklahoma, the Black Warrior Basin in Alabama, the Woodford Shale in the Arkoma Basin in Oklahoma and the Central Kansas Uplift in Kansas and Nebraska. Because PostRock and CEP each have the majority of their assets in the Cherokee Basin of Kansas and Oklahoma, the investment was made in an attempt to work with CEP to explore opportunities to reduce costs and enhance value for the companies’ respective investors.

White Deer Investment

On September 21, 2010, White Deer purchased $60 million initial liquidation preference of our Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) along with 7 1/2 year warrants to purchase 19,047,619 shares of our common stock at an exercise price of $3.15 per share. The Series A Preferred Stock is entitled to a cumulative dividend of 12% per year on its liquidation preference, compounded quarterly. Prior to July 1, 2013, we can elect to pay dividends on the Series A Preferred Stock in cash. During this period, if such dividends are not paid in cash, the liquidation preference of the Series A Preferred Stock will increase by the amount of the dividend and we will issue additional warrants exercisable for a number of shares of our common stock equal to the amount of the dividend divided by the closing price of the common stock on the trading day prior to the dividend payment date. We have not paid cash dividends since White Deer’s initial investment but instead have chosen to increase the liquidation preference on the Series A Preferred Stock by $9.8 million, the cumulative amount of accrued dividends through December 31, 2011. Additional warrants to purchase 2,518,626 shares of our common stock at a weighted average exercise price of $3.87 were also issued since the initial investment. We are required to redeem the Series A Preferred Stock on March 21, 2018, at 100% of the liquidation preference. See Note 12 in Part II, Item 8. of this Annual Report for further details on the securities issued as a result of White Deer’s investment. At December 31, 2011, the Series A Preferred Stock had a liquidation preference of $69.8 million, and there were outstanding warrants to purchase a total of 21,566,245 shares of common stock at a weighted average exercise price of $3.23.

On February 9, 2012, we issued an additional 2,180,233 shares of common stock to White Deer for an aggregate purchase price of $7.5 million, or $3.44 per share.

Credit Agreements

We had the following credit agreements at December 31, 2011:

(i) Borrowing Base Facility

A $350 million secured borrowing base revolving credit facility with a current borrowing base of $200 million and outstanding borrowings of $190 million at December 31, 2011, secured by, among other things, a first lien on our Cherokee Basin exploration and production assets, certain producing Appalachian production assets and the Cherokee Basin gas gathering system and a second lien on our interstate natural gas transportation pipeline.

(ii) Secured Pipeline Loan

A term loan with a balance of $3.0 million at December 31, 2011, secured by, among other things, a first lien on our interstate natural gas transportation pipeline and a second lien on our Cherokee Basin exploration and production assets, certain producing Appalachian production assets and the Cherokee Basin gas gathering system. This loan was entirely repaid in February 2012.

See Note 10 in Part II, Item 8. in this Annual Report on Form 10-K for a summary of the material terms of these credit facilities.

Settlement of QER Loan

In December 2010, we entered into an agreement with MHR to sell certain oil and gas properties and related assets in West Virginia. The sale closed in three phases for a total of $44.6 million. The first phase closed in December 2010 for $28 million while the next two phases closed in January and June 2011 for a combined $16.6 million. The amount received for the first and second phases was paid half in cash and half in MHR common stock, while the amount received for the third phase was paid entirely in cash. The sale enabled us to reduce debt and focus on the Cherokee Basin. We recorded gains of $13.7 million during 2010 and $12.5 million during 2011 related to the three phases of the asset sale.

Included in the $44.6 million aggregate purchase price paid by MHR was approximately $41.6 million representing the purchase price of assets owned by one of our subsidiaries, PostRock Eastern Production, LLC, formerly named Quest Eastern Resource LLC (“QER”), pledged as collateral under the QER Loan. From the sale proceeds, we made payments to the lender, Royal Bank of Canada (“RBC”), in the amount of $21.2 million in December 2010, $9.3 million in January 2011 and $4.3 million in June 2011. Concurrent with the June 2011 payment and pursuant to the terms of an asset sale agreement with RBC, we fully settled the outstanding balance of the QER Loan of approximately $843,000 by issuing 141,186 shares of our common stock with a fair value of $744,000 to RBC. We expect to recover the full amount of the $843,000 payment to RBC through the release of escrowed proceeds from the Appalachian Basin asset sale in June 2012.

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

The settlement of the QER Loan was facilitated by the restructuring of a prior loan that met the criteria under accounting guidance to be classified as a troubled debt restructuring. We had previously recorded a gain on debt restructuring related to the QER Loan of $2.9 million in 2010. Following a re-evaluation of the maximum sum of future cash flows that would be paid to RBC, we recorded an additional gain of $1.6 million during the second quarter of 2011. The gain includes $799,000 of accrued interest that was forgiven at the time the balance of the loan was settled.

Sources of Liquidity in 2012 and Capital Requirements

We rely on our cash flows from operating activities as a source of internally generated liquidity. During the past three years, our cash flows from operating activities have been sufficient to fund our investing activities. Our long-term ability to generate liquidity internally depends in part on our ability to hedge future production at attractive prices as well as our ability to control operating expenses. We generated cash of $31.9 million and

$33.7 million from settlements of our oil and gas derivatives during 2010 and 2011, respectively. During this time, our derivative contracts covered approximately 83% and 74% of our production in 2010 and 2011. The volume covered by outstanding contracts as a percentage of our current year production is 60% in 2012 and 50% in 2013. At this time, we believe that natural gas prices are not at levels that warrant actively hedging. When prices improve, we intend to resume our natural gas hedging activity. To a lesser extent, we also rely on the sale of our non-core production assets to internally generate liquidity. As discussed above, the sale of our Appalachian Basin assets generated $28.0 million, $11.7 million and $4.9 million in proceeds in December 2010, January 2011 and June 2011, respectively.

We rely on our borrowing base credit facility as an external source of long and short-term liquidity. At March 1, 2012, with $182.0 million of outstanding borrowings and $1.6 million in letters of credit, we have $16.4 million of availability under this facility. The borrowing base under our borrowing base credit facility was redetermined effective July 31, 2011, based on reserves at March 31, 2011. The borrowing base under that facility is determined based on the value of our oil and natural gas reserves at our lenders’ forward price forecasts, which are generally derived from futures prices. As a result of a decline in lender forward price forecasts and the roll-off of hedges, our borrowing base was reduced from $225 million to $200 million. Due to further declines in gas prices since our July 31, 2011, redetermination, our next borrowing base redetermination, which is based on reserves at December 31, 2011, and effective as of April 30, 2012, is expected to result in a further decrease in our borrowing base below our outstanding borrowings at March 1, 2012. Any reduction in the borrowing base will reduce our available liquidity, and, if the reduction results in the outstanding amount under the facility exceeding the borrowing base, we will be required to repay the deficiency within 30 days or in six monthly installments thereafter, at our election. We believe we will be able to fund any repayment primarily with cash flow from operations, and we have other potential sources of liquidity, including sale of non-core assets and monetization of our hedges.

We have an effective $100 million universal shelf registration statement on Form S-3. We are initially limited to selling debt or equity securities under the shelf registration statement in one or more offerings over a 12 consecutive month period for a total initial public offering price not exceeding one third of our public equity float. The registration statement is intended to give us the flexibility to sell securities if and when market conditions and circumstances warrant, to provide funding for growth or other strategic initiatives, for debt reduction or refinancing and for other general corporate purposes. The actual amount and type of securities or combination of securities and the terms of those securities will be determined at the time of sale, if such sale occurs. If and when a particular series of securities is offered, the prospectus supplement relating to that offering will set forth our intended use of the net proceeds. In addition, we have entered into an at-the-market issuance sales agreement with a sales agent relating to the offering from time to time of shares of our common stock under the shelf registration statement. Sales of shares of our common stock, if any, may be made directly on the NASDAQ Global Market, on any other existing trading market for the common stock or through a market maker, or in privately negotiated transactions, subject to our approval. Our sales agreement is limited to the sale of up to a number of shares of common stock with an initial offering price not to exceed the amount that can be sold under the registration statement. As of the date of the sales agreement, such amount is limited to approximately $20.3 million. As of December 31, 2011, we had not issued any shares of common stock pursuant to the sales agreement.

From time to time, we may issue equity to fund certain transactions, such as our CEP investment and the settlement of our QER Loan that occurred in 2011, or to raise additional capital. On February 9, 2012, we issued 2,180,233 shares of our common stock to White Deer for proceeds of $7.5 million which were used to retire the Secured Pipeline Loan and for other general corporate purposes.

Contractual Obligations

We have numerous contractual commitments in the ordinary course of business, debt service requirements and operating lease commitments. The following table summarizes these commitments at December 31, 2011.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(In thousands)
Borrowing Base Facility	$190,000	$—	$190,000	$—	$—
Secured Pipeline Loan	3,000	3,000	—	—	—
Interest expense on bank credit facilities	13,097	8,706	4,391	—	—
Purchase obligations	700	482	213	4	1
Operating lease obligations	6,006	2,172	1,946	1,467	421

Total commitments	$212,803	$14,360	$196,550	$1,471	$422

Off-Balance Sheet Arrangements and Letters of Credit

At December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such activities. At December 31, 2011, we had $ 1.6 million in outstanding letters of credit under our Borrowing Base Facility.

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

Oil and gas properties are depleted using the units-of-production method. The depletion expense is significantly affected by the unamortized historical and future development costs and the estimated proved oil and gas reserves. Estimation of proved oil and gas reserves relies on professional judgment and the use of factors that cannot be precisely determined. Holding all other factors constant, if proved oil and gas reserves were revised upward or downward, earnings would increase or decrease, respectively. Subsequent proved reserve estimates materially different from those reported would change the depletion expense recognized during the future reporting period. No gains or losses are recognized upon the sale or disposition of oil and gas properties unless the sale or disposition would have a significant impact on the depreciation, depletion, and amortization rate.

Under the full cost accounting rules, total capitalized costs are limited to a ceiling equal to the present value of future net revenues, discounted at 10% per annum, plus the lower of cost or fair value of unevaluated properties less income tax effects (the “ceiling limitation”). We perform a quarterly ceiling test to evaluate whether the net book value of our full cost pool exceeds the ceiling limitation. If capitalized costs (net of accumulated depreciation, depletion, and amortization) less related deferred taxes are greater than the discounted future net revenues or ceiling limitation, a write-down or impairment of the full cost pool is required. A write-down of the carrying value of our full cost pool is a non-cash charge that reduces earnings and impacts stockholders’ equity in the period of occurrence and typically results in lower depreciation, depletion, and amortization expense in future periods. Once incurred, a write-down is not reversible at a later date. The risk that we will be required to write-down the carrying value of our oil and natural gas properties increases during a period when gas prices are depressed. In addition, a write-down may occur if estimates of proved reserves are substantially reduced or estimates of future development costs increase significantly.

Beginning with the quarter ended December 31, 2009, the ceiling test was calculated using a twelve-month average price and adjusted for basis differentials. In addition, subsequent to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 400-20 Retirement and Environmental Obligations-Asset Retirement Obligation, the future cash outflows associated with settling asset retirement obligations are not included in the computation of the discounted present value of future net revenues for the purpose of the ceiling test calculation.

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

Future Abandonment Costs

We have significant legal obligations to plug, abandon and dismantle existing wells and facilities that we have acquired, constructed, or developed. Liabilities for asset retirement obligations are recorded at fair value in the period incurred. Upon initial recognition of the asset retirement liability, the asset retirement cost is capitalized by increasing the carrying amount of the long-lived asset by the same amount as the liability. Asset retirement costs included in the carrying amount of the related asset are subsequently allocated to expense as part of our depletion calculation. Additionally, increases in the discounted asset retirement liability resulting from the passage of time are recorded as depreciation expense.

Estimating the future asset retirement liability requires us to make estimates and judgments regarding timing, existence of a liability, as well as what constitutes adequate restoration. We use the present value of estimated cash flows related to our asset retirement obligations to determine the fair value. Present value calculations inherently incorporate numerous assumptions and judgments. These include the ultimate retirement and restoration costs, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing asset retirement liability, a corresponding adjustment will be made to the carrying cost of the related asset. For the year ended December 31, 2011, we increased our asset retirement liability to plug, abandon and dismantle wells by $3.9 million as a result of a revision in the future costs of those activities.

We have not recorded any asset retirement obligations relating to our gathering systems at December 31, 2010 and 2011 because we do not have any legal or constructive obligations relative to asset retirements of the gathering systems. We have recorded asset retirement obligations relating to the abandonment of our interstate pipeline assets (see discussion in Note 9—Asset Retirement Obligations to the consolidated financial statements included in this Annual Report on Form 10-K).

Derivative Instruments

Due to the historical volatility of oil and gas prices, we have implemented a hedging strategy aimed at reducing the variability of prices we receive for our production. Currently, we may use collars, fixed-price swaps and fixed price sales contracts as our mechanism for hedging commodity prices. Our current derivative instruments are not accounted for as hedges for accounting purposes in accordance with FASB ASC 815 Derivatives and Hedging. As a result, we account for our derivative instruments on a mark-to-market basis, and changes in the fair value of derivative instruments are recognized as gains and losses which are included in other income and expense in the period of change. While we believe that the stabilization of prices and production afforded us by providing a revenue floor for our production is beneficial, this strategy may result in lower revenues than we would have if we were not a party to derivative instruments in times of rising natural gas prices. As a result of rising commodity prices, we may recognize additional charges to future periods; however, for the year ended December 31, 2011, we recognized a total gain on derivative financial instruments in the amount of $35.4 million, consisting of a $33.7 million realized gain and a $1.7 million unrealized gain. We currently estimate the fair value of our commodity swaps with a discounted cash flow model utilizing, when possible, published forward commodity price curves and credit adjusted discount rates.

Income Taxes

We record our income taxes using an asset and liability approach in accordance with the provisions of FASB ASC 740 Income Taxes. We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences (primarily intangible drilling costs and the net operating loss carry forward) between the book carrying amounts and the tax bases of assets and liabilities using enacted tax rates at the end of the period. Under FASB ASC 740, the effect of a change in tax rates of deferred tax assets and liabilities is recognized in the year of the enacted change. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2010 and 2011, a full valuation allowance was recorded against our deferred tax assets.

We have net operating loss (“NOL”) carryforwards that are available to reduce our U.S. taxable future income. Our ability to utilize NOL carryforwards to reduce our future federal taxable income and federal income tax is subject to various limitations under Internal Revenue Code (“IRC”) Section 382. The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the issuance or exercise of rights to acquire stock, the purchase or sale of stock by 5% stockholders, as defined in the Treasury regulations, and the offering of our stock during any three year period resulting in an aggregate change of more than 50% in the beneficial ownership of our Company. We experienced ownership changes within the meaning of IRC Section 382 on November 14, 2005, March 5, 2010, and September 21, 2010 and are therefore subject to IRC Section 382 limitations on our NOL carryforwards. See Note 11 in Part II, Item 8. of this Annual Report on Form 10-K for further discussion of these limitations.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The update requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established under FASB ASC 820. The update also requires separate presentation (on a gross basis rather than as one net number) about purchases, sales, issuances, and settlements within the reconciliation of activity in Level 3 fair value measurements. The guidance is effective for any fiscal period beginning after December 15, 2009, except for the requirement to separately disclose purchases, sales, issuances, and settlements, which is effective for any fiscal period beginning after December 15, 2010. We adopted the provisions of this update relating to disclosure on movement of assets among Levels 1 and 2 beginning with the quarter ended March 31, 2010, while the provisions requiring gross presentation of activity within Level 3 assets were adopted beginning with the quarter ended March 31, 2011. The adoption did not materially affect our financial statements.

In May 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies the principles and definitions used to measure fair value and expands disclosure requirements in order to achieve greater consistency between U.S. GAAP and International Financial Reporting Standards. The amendment does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. ASU 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The amendment will not have a material impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. Certain provisions in this update relating to the new presentation for reclassifications of items out of accumulated other comprehensive income have been delayed indefinitely. The remaining amendments are to be applied retrospectively and are effective for fiscal years and interim periods within those years beginning after December 15, 2011. The amendment will not have a material impact on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The discussion in this section provides information about the financial instruments we use to manage commodity price and interest rate volatility. All contracts are financial contracts, which are settled in cash and do not require the actual delivery of a commodity quantity to satisfy settlement.

Commodity Price Risk

Our most significant market risk relates to the prices we receive for our oil and natural gas production. For example, NYMEX-WTI oil prices ranged from a high of $113.93 per barrel in April 2011 to a low of $75.67 per barrel in October 2011, with an average of approximately $95.11 per barrel in 2011. Meanwhile, NYMEX natural gas futures prices ranged from a high of $4.847 per Mmbtu in June 2011 to a low of $2.989 per Mmbtu in December 2011, with an average of approximately $4.026 per Mmbtu in 2011. In light of the historical volatility of these commodities, we periodically have entered into, and expect in the future to enter into, derivative arrangements aimed at reducing the variability of the prices we receive for our production. At this time, we believe that natural gas prices are not at levels that warrant actively hedging. When prices improve, we intend to resume our natural gas hedging activity.

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

	2009	2010	2011
Realized gain (loss)	$98,148	$31,932	$33,692
Unrealized gain (loss)	(50,026)	41,184	1,737

Total gain from derivative financial instruments	$48,122	$73,116	$35,429

The following table summarizes the estimated volumes, fixed prices and fair value attributable to oil and natural gas derivative contracts at December 31, 2011.

	Year Ending December 31,
	2012	2013	Total
	($ in thousands, except volumes and per unit data)
Natural Gas Swaps
Contract volumes (Mmbtu)	11,000,004	9,000,003	20,000,007
Weighted-average fixed price per Mmbtu	$7.13	$7.28	$7.20
Fair value, net	$42,803	$29,516	$72,319
Natural Gas Basis Swaps
Contract volumes (Mmbtu)	9,000,000	9,000,003	18,000,003
Weighted-average fixed price per Mmbtu	$(0.70)	$(0.71)	$(0.71)
Fair value, net	$(4,767)	$(4,611)	$(9,378)
Crude Oil Swaps
Contract volumes (Bbl)	42,000	—	42,000
Weighted-average fixed price per Bbl	$87.90	$—	$87.90
Fair value, net	$(456)	$—	$(456)
Total fair value, net	$37,580	$24,905	$62,485

In February 2012, we entered into new crude oil swap agreements for the following quantities and prices:

	Year Ending December 31,
	2012	2013	2014	2015	2016
Crude Oil Swaps
Contract volumes (Bbl)	20,570	65,892	61,680	58,164	53,892
Weighted-average fixed price per Bbl	$104.00	$101.70	$97.00	$93.40	$91.10

Interest Rate Risk

Although none are currently outstanding, from time to time we may enter into interest rate derivatives to mitigate our exposure to fluctuations in interest rates on variable rate debt. At December 31, 2011, we had outstanding $193.0 million of variable-rate debt. A 1% increase in our interest rates would increase gross interest expense approximately $1.9 million per year.

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

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on the evaluation performed, we concluded that our internal control over financial reporting as of December 31, 2011, was effective based on the criteria set forth in the COSO Framework.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information required by Part III, Item 10. is incorporated by reference to our definitive proxy statement which is to be filed with the Securities Exchange Commission no later than 120 days after the end of our fiscal year pursuant to the Securities Exchange Act of 1934, as amended.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by Part III, Item 11. is incorporated by reference to our definitive proxy statement which is to be filed with the Securities Exchange Commission no later than 120 days after the end of our fiscal year pursuant to the Securities Exchange Act of 1934, as amended.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Part III, Item 12. is incorporated by reference to our definitive proxy statement which is to be filed with the Securities Exchange Commission no later than 120 days after the end of our fiscal year pursuant to the Securities Exchange Act of 1934, as amended.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Part III, Item 13. is incorporated by reference to our definitive proxy statement which is to be filed with the Securities Exchange Commission no later than 120 days after the end of our fiscal year pursuant to the Securities Exchange Act of 1934, as amended.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Part III, Item 14. is incorporated by reference to our definitive proxy statement which is to be filed with the Securities Exchange Commission no later than 120 days after the end of our fiscal year pursuant to the Securities Exchange Act of 1934, as amended.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PostRock Energy Corporation:

We have audited the accompanying consolidated balance sheet of PostRock Energy Corporation (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows and equity of the Company for year ended December 31, 2011, the period from March 6, 2010 to December 31, 2010 and of the Predecessors for the period from January 1, 2010 to March 5, 2010 and the year ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of PostRock Energy Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows and equity of the Company for the year ended December 31, 2011, the period from March 6, 2010 to December 31, 2010 and of the Predecessors for the period from January 1, 2010 to March 5, 2010 and the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Houston, Texas

March 8, 2012

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2011
	($ in thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$730	$349
Accounts receivable—trade, net	11,845	9,123
Other receivables	1,153	1,267
Inventory	6,161	1,788
Other current assets	2,799	7,492
Derivative financial instruments	31,588	42,803

Total	54,276	62,822
Oil and natural gas properties, full cost method of accounting, net	116,488	124,068
Pipeline assets, net	61,148	59,088
Other property and equipment, net	15,964	14,726
Other noncurrent assets, net	9,303	3,497
Equity investment	—	12,994
Derivative financial instruments	39,633	29,516

Total assets	$296,812	$306,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,030	$6,286
Revenue payable	5,898	4,972
Accrued expenses and other current liabilities	7,190	8,700
Litigation reserve	1,020	3,081
Current portion of long-term debt	10,500	3,000
Derivative financial instruments	3,792	5,223

Total	35,430	31,262
Derivative financial instruments	6,681	4,611
Long term debt	209,721	190,000
Asset retirement obligations	7,150	11,733
Other noncurrent liabilities	—	4,559

Total liabilities	258,982	242,165
Commitments and contingencies
Series A Cumulative Redeemable Preferred Stock, $0.01 par value; issued and outstanding—6,000 shares	50,622	56,736
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 authorized shares; 195,842 and 215,662 Series B Voting Preferred Stock issued and outstanding, respectively	2	2
Common stock, $0.01 par value; 40,000,000 authorized shares; 8,238,982 and 9,935,337 issued and outstanding, respectively	82	99
Additional paid-in capital	377,538	378,093
Accumulated deficit	(390,414)	(370,384)

Total (deficit) equity	(12,792)	7,810

Total liabilities and equity	$296,812	$306,711

The accompanying notes are an integral part of these consolidated financial statements.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Predecessors)
	Year Ended December 31, 2009	January 1, 2010 to March 5, 2010	March 6, 2010 to December 31, 2010	Year Ended December 31, 2011
	($ in thousands, except per share data)
Revenue
Oil and gas sales	$79,893	$18,659	$69,277	$79,887
Gathering	7,760	1,076	4,771	5,239
Pipeline	18,428	1,749	8,380	11,183

Total	106,081	21,484	82,428	96,309
Costs and expenses
Production expense	55,961	8,645	38,329	47,136
Pipeline expense	6,573	1,110	5,195	5,219
General and administrative	40,693	5,735	19,065	17,199
Litigation reserve	1,030	—	1,640	11,592
Depreciation, depletion and amortization	47,802	4,164	18,683	27,662
(Gain) loss on disposal of assets	25	—	(13,495)	(10,560)
Impairments	268,630	—	—	—
Recovery of misappropriated funds	(3,412)	—	(1,592)	—

Total	417,302	19,654	67,825	98,248

Operating income (loss)	(311,221)	1,830	14,603	(1,939)
Other income (expense)
Gain from derivative financial instruments	48,122	25,246	47,870	35,429
Loss from equity investment	—	—	—	(4,607)
Gain on forgiveness of debt	—	—	2,909	1,647
Other income (expense)	108	(4)	(24)	207
Interest expense	(29,573)	(5,340)	(20,169)	(10,710)
Interest income	244	4	32	3

Total	18,901	19,906	30,618	21,969

Income (loss) before income taxes	(292,320)	21,736	45,221	20,030
Income taxes	—	—	—	—

Net income (loss)	(292,320)	21,736	45,221	20,030
Net (income) loss attributable to noncontrolling interests	147,398	(9,958)	—	—

Net income (loss) attributable to controlling interests	(144,922)	11,778	45,221	20,030
Preferred stock dividends	—	—	(1,980)	(7,779)
Accretion of redeemable preferred stock	—	—	(327)	(1,580)

Net income (loss) available to common stockholders	$(144,922)	$11,778	$42,914	$10,671

Net income (loss) per share common share
Basic	$(4.55)	$0.37	$5.29	$1.21
Diluted	$(4.55)	$0.36	$4.62	$0.71
Weighted average common shares outstanding
Basic	31,833	32,137	8,110	8,786
Diluted	31,833	32,614	9,295	15,050

The accompanying notes are an integral part of these consolidated financial statements.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Predecessors)
	Year Ended December 31, 2009	January 1, 2010 to March 5, 2010	March 6, 2010 to December 31, 2010	Year Ended December 31, 2011
	($ in thousands)
Cash flows from operating activities
Net income (loss)	$(292,320)	$21,736	$45,221	$20,030
Adjustments to reconcile net income (loss) to cash provided by operations
Depreciation, depletion and amortization	47,802	4,164	18,683	27,662
Impairments	268,630	—	—	—
Stock-based compensation	1,279	808	1,635	1,258
Amortization of deferred loan costs	7,761	2,094	5,753	1,709
Change in fair value of derivative financial instruments	50,026	(21,573)	(19,611)	(1,737)
Litigation reserve	1,030	—	270	6,042
Recovery of misappropriated funds, net of liabilities assumed	(977)	—	(487)	—
Loss (Gain) on disposal of assets	25	—	(13,495)	(10,560)
(Gain) on forgiveness of debt	—	—	(2,909)	(1,647)
Loss from equity investment	—	—	—	4,607
Other non-cash changes to items affecting net loss	1,000	—	138	618
Change in assets and liabilities
Accounts receivable	10,173	777	2,201	2,696
Other current assets	1,461	466	(486)	(1,281)
Other assets	193	2	(3,224)	(649)
Accounts payable	(27,641)	(240)	(4,613)	(2,521)
Accrued expenses	6,112	983	465	(3,502)
Other	65	—	17	(17)

Cash flows from operating activities	74,619	9,217	29,558	42,708

Cash flows from investing activities
Restricted cash	(159)	(1)	691	28
Proceeds from sale of equity securities	—	—	—	1,634
Equity investment	—	—	—	(12,883)
Equipment, development, leasehold and pipeline	(8,426)	(2,282)	(25,858)	(29,338)
Proceeds from sale of assets	8,898	—	14,062	12,723

Cash flows from investing activities	313	(2,283)	(11,105)	(27,836)

Cash flows from financing activities
Proceeds from debt	4,300	900	2,100	3,000
Repayments of debt	(67,413)	(41)	(102,023)	(18,319)
Proceeds from stock option exercise	—	—	—	66
Debt and equity financing costs	(4,720)	—	(6,477)	—
Proceeds from issuance of preferred stock and warrants	—	—	60,000	—

Cash flows from financing activities	(67,833)	859	(46,400)	(15,253)

Net increase (decrease) in cash	7,099	7,793	(27,947)	(381)
Cash and cash equivalents beginning of period	13,785	20,884	28,677	730

Cash and cash equivalents end of period	$20,884	$28,677	$730	$349

The accompanying notes are an integral part of these consolidated financial statements.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Preferred Shares	Preferred Stock Par Value	Common Shares Issued	Common Stock Par Value	Additional Paid-in Capital	Shares of Treasury Stock	Treasury Stock	Accumulated Deficit	Total Stockholders’ (Deficit) Equity	Non- Controlling Interests	Total (Deficit) Equity
	($ in thousands, except share amounts)
Predecessors
Balance, December 31, 2008	—	$—	32,224,643	$33	$298,583	21,955	$(7)	$(302,491)	$(3,882)	$204,536	$200,654
Stock-based compensation	—	—	—	—	427	—	—	—	427	852	1,279
Restricted stock grants, net of forfeitures	—	—	(64,522)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(144,922)	(144,922)	(147,398)	(292,320)

Balance, December 31, 2009	—	$—	32,160,121	$33	$299,010	21,955	$(7)	$(447,413)	$(148,377)	$57,990	$(90,387)
Stock-based compensation	—	—	—	—	210	—	—	—	210	598	808
Restricted stock grants, net of forfeitures	—	—	(1,687)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	11,778	11,778	9,958	21,736

Balance, March 5, 2010	—	$—	32,158,434	$33	$299,220	21,955	$(7)	$(435,635)	$(136,389)	$68,546	$(67,843)

PostRock
Balance, March 6, 2010	—	$—	—	$—	$—	—	$—	$—	$—	$—	$—
Issuance to Predecessors’ shareholders upon recombination	—	—	1,847,458	18	299,228	—	—	(435,635)	(136,389)	—	(136,389)
Issuance to Predecessors’ noncontrolling interests upon recombination	—	—	6,191,516	62	68,484	—	—	—	68,546	—	68,546
Stock-based compensation	—	—	—	2	1,633	—	—	—	1,635	—	1,635
Restricted stock grants, net of forfeitures	—	—	200,008	—	—	—	—	—	—	—	—
Issuance of Series B preferred stock	195,842	2	—	—	—	—	—	—	2	—	2
Issuance of warrants	—	—	—	—	11,685	—	—	—	11,685	—	11,685
Cost of issuing preferred stock and warrants	—	—	—	—	(1,185)	—	—	—	(1,185)	—	(1,185)
Preferred stock dividends	—	—	—	—	(1,980)	—	—	—	(1,980)	—	(1,980)
Preferred stock accretion	—	—	—	—	(327)	—	—	—	(327)	—	(327)
Net income	—	—	—	—	—	—	—	45,221	45,221	—	45,221

Balance, December 31, 2010	195,842	$2	8,238,982	$82	$377,538	—	$—	$(390,414)	$(12,792)	$—	$(12,792)
Stock-based compensation	—	—	75,169	1	1,252	—	—	—	1,253	—	1,253
Restricted stock grants net of forfeitures	—	—	460,000	5	—	—	—	—	5	—	5
Issuance of common stock	—	—	1,141,186	11	4,833	—	—	—	4,844	—	4,844
Issuance of Series B Preferred Stock	19,820	—	—	—	—	—	—	—	—	—	—
Issuance of warrants	—	—	—	—	3,763	—	—	—	3,763	—	3,763
Stock option exercises	—	—	20,000	—	66	—	—	—	66	—	66
Preferred stock accretion	—	—	—	—	(1,580)	—	—	—	(1,580)	—	(1,580)
Preferred stock dividends	—	—	—	—	(7,779)	—	—	—	(7,779)	—	(7,779)
Net income	—	—	—	—	—	—	—	20,030	20,030	—	20,030

Balance December 31, 2011	215,662	$2	9,935,337	$99	$378,093	—	$—	$(370,384)	$7,810	$—	$7,810

The accompanying notes are an integral part of these consolidated financial statements.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business Organization

PostRock Energy Corporation (“PostRock”) was formed in 2009 to combine its predecessor entities, Quest Resource Corporation (“QRCP”), Quest Energy Partners, L.P. (“QELP”) and Quest Midstream Partners, L.P. (“QMLP”) (collectively, the “Predecessors”) into a single entity. On March 6, 2010, PostRock completed the recombination of these entities (the “Recombination”). Unless the context requires otherwise, references to the “Company,” “we,” “us” and “our” refer to PostRock and its subsidiaries from the date of the Recombination and to the Predecessors on a consolidated basis prior thereto.

The Company is an independent oil and gas company engaged in the acquisition, exploration, development, production and gathering of crude oil and natural gas. It manages its business in two segments, production and pipeline. Its production segment is focused in the Cherokee Basin, a 15-county region in southeastern Kansas and northeastern Oklahoma. It also has minor oil producing properties in Oklahoma and oil and gas producing properties in the Appalachian Basin. The pipeline segment consists of a 1,120 mile interstate natural gas pipeline, which transports natural gas from northern Oklahoma and western Kansas to Wichita and Kansas City (the “KPC Pipeline”).

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation—These consolidated financial statements include the Company’s and its subsidiaries’ accounts. Subsidiaries in which the Company directly or indirectly owns more than 50% of the outstanding voting securities or those in which the Company has effective control over are generally accounted for under the consolidation method of accounting. Under this method, a subsidiaries’ balance sheet and results of operations are reflected within the Company’s consolidated financial statements. The equity of the noncontrolling interests in the Company’s majority-owned or effectively controlled subsidiaries are shown in the consolidated financial statements as “noncontrolling interest”. Noncontrolling interest adjusts the consolidated results of operations to reflect only the Company’s share of the earnings or losses of the consolidated subsidiary. Upon dilution of control below 50% or the loss of effective control, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant recurring estimates are based on remaining proved oil and gas reserves. Estimates of proved reserves are key components of the Company’s depletion rate for oil and gas properties and its full cost ceiling test limitation. In addition, estimates are used in computing fair value of impaired assets, taxes, asset retirement obligations, fair value of derivative contracts and other items. Actual results could differ from these estimates.

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash balances are maintained at several financial institutions that are insured by the Federal Deposit Insurance Corporation although such balances typically are in excess of the insured amount; however, no losses have been recognized as a result of this circumstance. During 2011, the Company began utilizing a controlled disbursement cash account which is funded when outstanding checks and electronic payments are presented for payment and an overdraft is the normal book balance. The Company’s policy has been to fund these outstanding checks and electronic payments as they clear through the banking system with customer receipts and borrowings under its Borrowing Base Credit Facility (as defined below). The Company accounts for such outstanding checks and electronic payments that have been issued but

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not cleared through the banking system by reporting them in accounts payable in its consolidated balance sheets and including the change in such amounts in cash flows from operating activities in its consolidated statements of cash flows. Outstanding checks and electronic payments included in accounts payable at December 31, 2011, amounted to $2.1 million.

Accounts Receivable—The Company conducts the majority of its operations in Kansas and Oklahoma and operates exclusively in the oil and gas industry. Receivables are generally unsecured; however, the Company has not experienced any significant losses to date. Receivables are recorded at the estimate of amounts due based upon the terms of the related agreements. Management periodically assesses the accounts receivable and establishes an allowance for estimated uncollectible amounts. Accounts estimated to be uncollectible are charged to operations in the period the reserve is established. The allowance for doubtful accounts was approximately $258,000 and $181,000 at December 31, 2010 and 2011, respectively.

Inventory—Inventory includes tubular goods and other lease and well equipment which the Company plans to utilize in its ongoing exploration and development activities and is carried at the lower of cost or market using the specific identification method.

Oil and Natural Gas Properties—The Company uses the full cost method of accounting for oil and gas properties. Under the full cost method, all direct costs and certain indirect costs associated with the acquisition, exploration, and development of its oil and gas properties are capitalized.

Oil and gas properties are depleted using the units-of-production method. The depletion expense is significantly affected by the unamortized historical and future development costs and the estimated proved oil and gas reserves. Estimation of proved oil and gas reserves relies on professional judgment and use of factors that cannot be precisely determined. Holding all other factors constant, if proved oil and gas reserve quantities were revised upward or downward, earnings would increase or decrease, respectively. Subsequent proved reserve estimates materially different from those reported would change the depletion expense recognized during the future reporting period. No gains or losses are recognized upon the sale or disposition of oil and gas properties unless the deferral of gains or losses will result in an amortization rate materially different from the amortization rate calculated upon recognition of gains or losses.

Under the full cost accounting rules, total capitalized costs are limited to a ceiling equal to the present value of future net revenues, discounted at 10% per annum less income tax effects (the “ceiling limitation”). The Company performs a quarterly ceiling test to evaluate whether the net book value of its full cost pool exceeds the ceiling limitation. If capitalized costs (net of accumulated depreciation, depletion, and amortization) less related deferred taxes are greater than the discounted future net revenues or ceiling limitation, a write-down or impairment of the full cost pool is required. A write-down of the carrying value of the full cost pool is a non-cash charge that reduces earnings and impacts stockholders’ (deficit) equity in the period of occurrence and typically results in lower depreciation, depletion, and amortization expense in future periods. Once incurred, a write-down is not reversible at a later date. The risk that the Company will be required to write down the carrying value of its oil and gas properties increases when oil and gas prices are depressed, even if low prices are temporary. This is partially mitigated by recent changes in accounting rules requiring the use of an unweighted arithmetic first day of the month price for trailing average twelve-month market prices to determine the ceiling. In addition, a write-down may occur if estimates of proved reserves are substantially reduced or estimates of future development costs increase significantly.

Unevaluated Properties—The costs directly associated with unevaluated oil and gas properties and properties under development are not initially included in the amortization base and relate to unproved leasehold acreage, seismic data, wells and production facilities in progress and wells pending determination together with

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest costs capitalized for these projects. Unevaluated leasehold costs are transferred to the amortization base once determination has been made or upon expiration of a lease. Geological and geophysical costs and cumulative drilling costs to date associated with a specific unevaluated property are transferred to the amortization base with the associated leasehold costs on a specific project basis. Costs associated with wells in progress and wells pending determination are transferred to the amortization base once a determination is made whether or not proved reserves can be assigned to the property. All items included in the Company’s unevaluated property balance are assessed on a quarterly basis for possible impairment or reduction in value. The assessment includes consideration of numerous factors, including intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, assignment of proved reserves and economic viability of development if proved reserves are assigned. Any impairments of unevaluated properties are transferred to the amortization base.

Capitalized General and Administrative Expenses—Under the full cost method of accounting, a portion of general and administrative expenses that are directly attributable to acquisition, exploration, and development activities are capitalized to the full cost pool. The capitalized costs include salaries, related fringe benefits, cost of consulting services and other costs directly associated with those activities. The Company capitalized general and administrative costs of $843,000 related to its acquisition, exploration and development activities for the period from March 6 to December 31, 2010 and $1.1 million for the year ended December 31, 2011. It did not capitalize any general and administrative expenses in 2009 due to the significant decrease in its acquisition and development activities.

Capitalized Interest Costs—The Company capitalizes interest based on the cost of major development projects. Capitalized interest was $51,000 for the year ended December 31, 2011, while no interest was capitalized for the years ended December 31, 2009 and 2010.

Other Property and Equipment—The cost of other property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated over the lesser of the length of the related leases or the estimated useful lives of the assets.

Upon disposition or retirement of property and equipment, other than oil and gas properties, the cost and related accumulated depreciation are removed from the accounts and the gain or loss thereon, if any, is recognized in the statement of operations in the period of sale or disposition. Maintenance and repair costs are charged to operating expense as incurred.

Impairment—Long-lived assets, such as property, equipment, and finite-lived intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of such assets to estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of such assets exceeds their undiscounted estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of such assets exceeds the fair value of the assets.

Intangible Assets—The Company carries contract-related intangible assets that were obtained in connection with the KPC Pipeline acquisition; they are amortized over their estimated useful lives and are reviewed for impairment whenever impairment indicators are present.

Equity Investment—The Company elected to measure its investment in Constellation Energy Partners LLC (“CEP”) at fair value with changes in fair value included in the consolidated statement of operations. If the Company had not elected the fair value method, the investment would have qualified for the equity method of accounting, under which the Company’s proportionate share of the investee’s income would have been reported in the consolidated statement of operations.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset Retirement Obligations—Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 410, Asset Retirement and Environmental Obligations (ASC 410) requires that the fair value of an asset retirement cost and the corresponding liability should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company records asset retirement obligations to reflect the Company’s legal obligations related to future plugging and abandonment of its natural gas and oil wells and interstate pipeline assets. Asset retirement obligations associated with the retirement of a tangible long-lived asset are recognized as a liability in the period incurred or when it becomes determinable that there is a legal or contractual obligation to dismantle or dispose of the asset and reclaim or remediate any related property at the end of its useful life, with an associated increase in the carrying amount of the related long-lived asset. The cost of the tangible asset, including the asset retirement cost, is depreciated over the useful life of the asset. The asset retirement obligation is recorded at its estimated fair value, measured by reference to the expected future cash outflows required to satisfy the retirement obligation discounted at the Company’s credit-adjusted risk-free interest rate. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. If the estimated future cost of the asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the long-lived asset. Revisions to estimated asset retirement obligations can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment.

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

Derivative Instruments—The Company utilizes derivative instruments in conjunction with marketing and trading activities to manage price risk attributable to its forecasted sales of oil and gas production.

The Company elects “Normal Purchases Normal Sales” (“NPNS”) accounting for derivative contracts that provide for the purchase or sale of a physical commodity that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Derivatives that are designated as NPNS are accounted for under the accrual method of accounting.

For those derivatives that do not meet the requirements for NPNS designation nor qualify for hedge accounting, the Company believes that such contracts are still effective as economic hedges of its commodity price exposure. These contracts are accounted for using the mark-to-market accounting method. Using this method, the contracts are carried at their fair value on the Company’s consolidated balance sheets under the caption “Derivative financial instruments.” The Company recognizes all unrealized and realized gains and losses related to these contracts on its consolidated statements of operations under the caption “Gain (loss) from derivative financial instruments,” which is a component of other income (expense).

The Company has exposure to credit risk to the extent a counterparty to a derivative instrument is unable to meet its settlement commitment. It actively monitors the creditworthiness of each counterparty and assesses the

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impact, if any, on its derivative positions. The Company does not apply hedge accounting to its derivative instruments. As a result, both realized and unrealized gains and losses on derivative instruments are recognized in the statement of operations as they occur.

Legal—The Company is subject to legal proceedings, claims and liabilities which arise in the ordinary course of its business. It accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These estimates are adjusted as additional information becomes available or circumstances change.

Revenue Recognition—Revenue from the Company’s oil and gas operations is derived from the sale of produced oil and natural gas. The Company uses the sales method of accounting for the recognition of oil and gas revenue. Because there is a ready market for oil and gas, the Company sells its oil and gas shortly after production at various pipeline receipt points at which time title and risk of loss transfers to the buyer. Revenue is recorded when title and risk of loss is transferred based on the Company’s net revenue interests.

Gathering revenue is recognized at the time the gas is gathered or transported through the system and delivered to a third party as evidenced by a contract. Transportation revenue from the Company’s interstate pipeline operations is primarily from services pursuant to firm transportation agreements. These agreements provide for a demand charge based on the volume of contracted capacity and a commodity charge based on the volume of gas delivered, both at rates specified in the Company’s Federal Energy Regulatory Commission (“FERC”) tariffs. The Company recognizes revenues from demand charges ratably over the contract period regardless of the volume of gas that is transported or stored. Revenues for commodity charges are recognized when gas is scheduled to be delivered at the agreed upon delivery point.

Environmental Costs—Environmental expenditures are expensed or capitalized, as appropriate, depending on future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed. Liabilities related to future costs are recorded on an undiscounted basis when environmental assessments and/or remediation activities are probable and costs can be reasonably estimated. The Company has no environmental costs accrued for the periods presented.

Stock-Based Compensation—The Company grants various types of stock-based awards (including stock options and restricted stock) and accounts for stock-based compensation at fair value. The fair value of stock option awards is determined using a Black-Scholes pricing model. The fair value of restricted stock awards are valued using the market price of the Company’s common stock on the grant date. Stock-based compensation expense is recognized over the requisite service period net of estimated forfeitures.

The Company accounts for stock-based compensation in accordance with FASB ASC 718 Compensation—Stock Compensation, which requires that compensation related to all stock-based awards, including stock options, be recognized in the financial statements based on their estimated grant-date fair value.

Income Taxes—The Company records its income taxes using an asset and liability approach in accordance with the provisions of the FASB ASC 740 Income Taxes. This results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences (primarily intangible drilling costs and the net operating loss carry forward) between the book carrying amounts and the tax bases of assets and liabilities using enacted tax rates at the end of the period. Under FASB ASC 740, the effect of a change in tax rates of deferred tax assets and liabilities is recognized in the year of the enacted change. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2010 and 2011, a full valuation allowance was recorded against the Company’s net deferred tax assets.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company regularly analyzes tax positions taken or expected to be taken in a tax return based on the threshold condition prescribed under FASB ASC 740. Tax positions that do not meet or exceed this threshold condition are considered uncertain tax positions. The Company accrues interest and penalties related to uncertain tax positions as income tax expense.

Net Income (Loss) per Common Share—Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share assumes the conversion of all potentially dilutive securities (warrants, stock options and restricted stock awards) and is calculated by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding plus potentially dilutive securities under the treasury stock method.

Concentrations of Market Risk—The Company’s future results will be affected by the market price of oil and gas. The availability of a ready market for oil and gas will depend on numerous factors beyond the Company’s control, including weather, production of oil and gas, imports, marketing, competitive fuels, proximity of oil and gas pipelines and other transportation facilities, any oversupply or undersupply of oil and gas, the regulatory environment, and other regional and political events, none of which can be predicted with certainty.

Concentrations of Credit Risk—Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. Risk with respect to receivables at December 31, 2010 and 2011, arise substantially from the sales of oil and gas and transportation revenue from its pipeline system.

ONEOK Energy Marketing and Trading Company (“ONEOK”) accounted for 81%, 60% and 31% of oil and gas revenue for the years ended December 31, 2009, 2010 and 2011, respectively.

Fair Value—The Company adopted the full provisions of FASB ASC 820 Fair Value Measurements and Disclosures effective January 1, 2009. Fair value is the exit price that we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date.

FASB ASC 820 also establishes a hierarchy that prioritizes the inputs used to measure fair value. The three levels of the fair value hierarchy are as follows:

•	Level 1—Quoted prices available in active markets for identical assets or liabilities at the reporting date.

•

Level 2—Pricing inputs other than quoted prices in active markets included in Level 1 which are either directly or indirectly observable at the reporting date. Level 2 consists primarily of non-exchange traded commodity derivatives.

•	Level 3—Pricing inputs include significant inputs that are generally less observable from objective sources.

The Company classifies assets and liabilities within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement of each individual asset and liability taken as a whole. Certain derivatives may be classified as Level 3 because observable market data is not available for all of the time periods for which the Company has derivative instruments. As observable market data becomes available for all of the time periods, these derivative positions will be reclassified as Level 2. The income valuation approach, which involves discounting estimated cash flows, is primarily used to determine recurring fair value measurements of the Company’s derivative instruments classified as Level 2 or Level 3. Transfers of assets and liabilities between Level 1 and Level 2 are recognized at the end of a reporting period. The Company prioritizes the use of the highest level inputs available in determining fair value.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The update requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established under FASB ASC 820. The update also requires separate presentation (on a gross basis rather than as one net number) about purchases, sales, issuances, and settlements within the reconciliation of activity in Level 3 fair value measurements. The guidance is effective for any fiscal period beginning after December 15, 2009, except for the requirement to separately disclose purchases, sales, issuances, and settlements, which is effective for any fiscal period beginning after December 15, 2010. The Company adopted the provisions of this update relating to disclosure on movement of assets among Levels 1 and 2 beginning with the quarter ended March 31, 2010, while the provisions requiring gross presentation of activity within Level 3 assets were adopted beginning with the quarter ended March 31, 2011. The adoption did not materially affect the Company’s financial statements.

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

In June 2011, the FASB issued ASU 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. Certain provisions in this update relating to the new presentation for reclassifications of items out of accumulated other comprehensive income have been delayed indefinitely. The remaining amendments are to be applied retrospectively and are effective for fiscal years and interim periods within those years beginning after December 15, 2011. The amendment will not have a material impact on the Company’s financial statements.

Note 3—Acquisitions and Divestitures

CEP Investment—During 2011, the Company acquired from Constellation Energy Group, Inc. (“CEG”) a 26.4% voting interest in CEP in two separate transactions at a total cost of $17.6 million. In the first transaction, the Company acquired a 14.9% voting interest in CEP which included the right to appoint two directors to CEP’s Board. The 14.9% voting interest consisted of 485,065 of CEP’s outstanding Class A Member Interests,

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

representing all of the class, and 3,128,670 Class B Member Interests. In the second transaction, the Company acquired an additional 2,790,224 Class B Member Interests, bringing the Company’s ownership to a combined 26.4% voting interest at December 31, 2011. The $17.6 million cost included $12.6 million of cash, 1,000,000 shares of the Company’s common stock with a fair value of $4.1 million, warrants to acquire an additional 673,822 shares of the Company’s common stock with a fair value of $518,000, and acquisition costs of $352,000. Of the warrants, 224,607 are exercisable for one year following issuance at an exercise price of $6.57 a share, 224,607 are exercisable for two years following issuance at $7.07 a share and 224,608 for three years following issuance at $7.57 a share.

The Class B Member Interests are traded on the New York Stock Exchange under the ticker symbol “CEP” with a closing price of $1.96 per unit at December 30, 2011.

CEP is focused on the acquisition, development and production of oil and natural gas properties as well as related midstream assets. All of its proved reserves are located in the Cherokee Basin in Kansas and Oklahoma, the Black Warrior Basin in Alabama, the Woodford Shale in the Arkoma Basin in Oklahoma and the Central Kansas Uplift in Kansas and Nebraska. Because PostRock and CEP each have the majority of their assets in the Cherokee Basin of Kansas and Oklahoma, the investment was made in an attempt to work with CEP to explore opportunities to reduce costs and enhance value for the companies’ respective investors.

Appalachia Basin Sale—On December 24, 2010, the Company entered into an agreement with Magnum Hunter Resources Corporation (“MHR”) to sell certain oil and gas properties and related assets in West Virginia. The sale closed in three phases for a total of $44.6 million. The first phase closed in December 2010 for $28 million while the following two phases closed in January and June 2011 for a combined $16.6 million. The amount received for the first and second phases was paid half in cash and half in MHR common stock, while the amount received for the third phase was paid entirely in cash.

Of the proceeds received, $6.4 million was set aside in escrow to cover potential claims for indemnity and title defects. The total first and second closing escrowed amount of $5.9 million is to be released in June 2012 while the third closing escrowed amount of $564,000 is to be released in December 2012. These amounts are reflected in the consolidated balance sheet as a component of other current assets. If all of the amounts in escrow are released, the Company would receive a total of $1.5 million, which includes $843,000 in connection with the QER Loan (see Note 10—Long-Term Debt). The remaining amount would be released to the lender and a third-party and is reflected in the consolidated balance sheet in other current liabilities.

In general, no gains or losses are recognized upon the sale or disposition of oil and gas properties unless the deferral of gains or losses would significantly alter the relationship between capitalized costs and proved reserves of oil and gas. A significant alteration generally occurs when the deferral of gains or losses will result in an amortization rate materially different from the amortization rate calculated upon recognition of gains or losses. The Company’s evaluation demonstrated that a material difference in amortization rates would occur if no gain was recognized on the three-phased sale described above. Gains of $13.7 million and $12.5 million, net of $728,000, and $2.6 million in selling costs and adjustments, were recorded in 2010 and 2011 related to the three phases of the sale. The corresponding reduction in the Company’s oil and gas full cost pool for the three phases of the sale was $13.6 million and $1.5 million in 2010 and 2011, respectively.

On February 13, 2009, the Company divested approximately 23,000 net undeveloped acres and one well in Lycoming County, Pennsylvania to a private party for approximately $8.7 million. The proceeds from the divestiture during 2009 reduced the full cost pool.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Other Balance Sheet Items

The following describes the components of the following consolidated balance sheet items at December 31, 2010 and 2011 (in thousands):

	2010	2011
Other current assets
Prepaid fees and deposits	$1,417	$1,022
Equity securities	1,354	—
Escrowed funds (1)	—	6,439
Other	28	31

Total	$2,799	$7,492

Other noncurrent assets
Intangible assets	$968	$676
Deferred financing costs	4,010	2,270
Escrowed funds (1)	4,200	—
Noncurrent deposits and other	125	551

Total	$9,303	$3,497

Accrued expenses and other current liabilities
Interest	$584	$53
Employee-related costs and benefits	1,802	1,294
Non-income related taxes	1,971	41
Escrowed funds due to third parties (2)	—	4,981
Fees for services	1,640	1,042
Other	1,193	1,289

Total	$7,190	$8,700

Other noncurrent liabilities
Litigation reserve (3)	$—	$4,111
Lease termination costs	—	440
Other	—	8

Total	$—	$4,559

(1)	Escrowed funds relate to the proceeds from the Appalachian Basin sale (see Note 3). The escrowed funds are restricted to cover indemnities and title defects related to the sale. If there are no claims against escrow, $5.9 million is scheduled to be released in June 2012 with the remainder to be release in December 2012.
(2)	The portion of escrowed funds from the Appalachian Basin sale that, upon release, will be payable to the Royal Bank of Canada (“RBC) and a third party.
(3)	Recorded at present value (see Note 14).

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets—Balances for the contract-related intangibles acquired in the KPC Pipeline acquisition were as follows at December 31, 2010 and 2011 (in thousands):

	2010	2011
Gross carrying amount	$9,934	$9,934
Accumulated amortization	(7,931)	(8,223)
Impairment	(1,035)	(1,035)

Net carrying amount	$968	$676

These intangibles are recorded in other assets and are being amortized over the term of the related contracts, which range from five to ten years. Projected amortization expense is expected to be $292,000 in 2012, $250,000 in 2013 and $134,000 thereafter. Amortization expense related to those contracts was $3.3 million for the year ended December 31, 2009. Amortization for the periods from January 1 to March 5, 2010, and from March 6 to December 1, 2010, was $78,000 and $214,000, respectively. Amortization expense related to those contracts for the year ended December 31, 2011 was $292,000.

As discussed in Note 5, the Company recorded an impairment of its KPC pipeline during the fourth quarter of 2009 upon the loss of a contract with a major customer. The impairment analysis included the contract-related intangibles as part of the asset grouping for which the lowest level of independent cash flows could be identified apart from cash flows attributable to other assets and liabilities of the Company’s pipeline segment. Upon determining the write-off required for the asset group, the Company allocated a pro-rata portion of the write-off to the contract related intangibles of $1.0 million. The write-off is reflected as a component of impairments in the consolidated statement of operations for the year ended December 31, 2009.

Deferred Financing Costs—The Company’s expense related to amortizing or writing off deferred financing costs was $7.8 million for the year ended December 31, 2009, $2.1 million and $5.7 million for the periods from January 1 to March 5 and from March 6 to December 31, 2010, respectively, and $1.7 million for the year ended December 31, 2011. These costs are included in interest expense. Included in the amounts above were $3.5 million and $1.8 million of write-offs of unamortized debt issuance costs for the year ended December 31, 2009, and for the period from March 6 to December 31, 2010, respectively. The write-offs were made in connection with substantial amendments of the Company’s credit facilities during those periods.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Property

Oil and gas properties, pipeline assets and other property and equipment were comprised of the following at December 31, 2010 and 2011 (in thousands):

	2010	2011
Oil and gas properties under the full cost method of accounting
Properties being amortized	$319,966	$346,896
Properties not being amortized	188	31

Total oil and gas properties, at cost	320,154	346,927
Less accumulated depletion, depreciation and amortization	(203,666)	(222,859)

Oil and gas properties, net	$116,488	$124,068

Pipeline assets, at cost (1)	$75,480	$75,651
Less accumulated depreciation	(14,332)	(16,563)

Pipeline assets, net	$61,148	$59,088

Other property and equipment at cost	$33,154	$31,018
Less accumulated depreciation	(17,190)	(16,292)

Other property and equipment, net	$15,964	$14,726

Depreciation on pipeline assets and other property and equipment is computed on the straight-line basis over the following estimated useful lives:

Pipelines	15 to 40 years
Buildings	25 years
Machinery and equipment	10 years
Software and computer equipment	3 to 5 years
Furniture and fixtures	10 years
Vehicles	5 to 7 years

For the year ended December 31, 2009, depletion, depreciation and amortization expense (excluding impairment amounts discussed below) on oil and gas properties amounted to $35.5 million; depreciation expense on pipeline assets amounted to $5.0 million and depreciation expense on other property and equipment amounted to $3.5 million. For the periods from January 1 to March 5, 2010, and from March 6 to December 31, 2010, depletion, depreciation and amortization expense on oil and gas properties amounted to $2.9 million and $12.0 million, respectively; depreciation expense on pipeline assets amounted to $496,000 and $2.5 million, respectively; and depreciation expense on other property and equipment amounted to $604,000 and $3.4 million, respectively. For the year ended December 31, 2011, depletion, depreciation and amortization expense on oil and gas properties amounted to $19.6 million; depreciation expense on pipeline assets amounted to $3.0 million; and depreciation expense on other property and equipment amounted to $4.1 million. During 2011, the Company elected to shorten the depreciable lives of selected vehicle and equipment property in its pipeline segment as well as technologically limited assets, including computer hardware and communication devices, in service throughout the Company. The overall impact of this change was to increase depletion, depreciation and amortization by $0.7 million and aligns the remaining depreciable lives for these assets along the lines of the demonstrated useful lives of these assets.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of oil and gas properties—At December 31, 2011, the Company’s net book value of oil and gas properties was below the full cost ceiling. Accordingly, a provision for impairment was not required in the fourth quarter of 2011 while no impairment was recorded during the prior quarters of 2011. The Company recorded impairments of $102.9 million for the year ended December 31, 2009, while no impairment was recorded for the year ended December 31, 2010.

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

Impairment of pipeline related assets—During the fourth quarter of 2009, the Company recorded an impairment of $52.6 million on its pipeline assets and $1.0 million on the related contract-intangibles. The impairment was triggered by the Company’s inability to negotiate a new contract with one of its major customers, Missouri Gas and Electric (“MGE”). Its existing contract with MGE expired in October 2009, although prior to the expiration the Company believed that the contract could be extended or renegotiated with MGE or replaced by another customer.

Note 6—Derivative Financial Instruments

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

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company does not designate its derivative financial instruments as hedging instruments for financial accounting purposes; as a result, it recognizes the change in the respective instruments’ fair value currently in earnings. The tables below outline the classification of derivative financial instruments on the consolidated balance sheet and their financial impact on the consolidated statements of operations at and for the periods indicated (in thousands):

Fair Value of Derivative Financial Instruments

		December 31,
Derivative Financial Instruments	Balance Sheet location	2010	2011
Commodity contracts	Current derivative financial instrument asset	$31,588	$42,803
Commodity contracts	Long-term derivative financial instrument asset	39,633	29,516
Commodity contracts	Current derivative financial instrument liability	(3,792)	(5,223)
Commodity contracts	Long-term derivative financial instrument liability	(6,681)	(4,611)

		$60,748	$62,485

	(Predecessors)
	2009	January 1 to March 5, 2010	March 6 to December 31, 2010	2011
Realized gain (1)	$98,148	$3,673	$28,259	$33,692
Unrealized gain (loss)	(50,026)	21,573	19,611	1,737

Total gain from derivative financial instruments	$48,122	$25,246	$47,870	$35,429

(1)	2009 includes $26 million received in June 2009 from exiting or amending certain above market natural gas derivative contracts.

The following table summarizes the estimated volumes, fixed prices and fair value attributable to oil and gas derivative contracts at December 31, 2011.

	Year Ending December 31,
	2012	2013	Total
	($ in thousands, except per unit data)
Natural Gas Swaps
Contract volumes (Mmbtu)	11,000,004	9,000,003	20,000,007
Weighted-average fixed price per Mmbtu	$7.13	$7.28	$7.20
Fair value, net	$42,803	$29,516	$72,319
Natural Gas Basis Swaps
Contract volumes (Mmbtu)	9,000,000	9,000,003	18,000,003
Weighted-average fixed price per Mmbtu	$(0.70)	$(0.71)	$(0.71)
Fair value, net	$(4,767)	$(4,611)	$(9,378)
Crude Oil Swaps
Contract volumes (Bbl)	42,000	—	42,000
Weighted-average fixed price per Bbl	$87.90	$—	$87.90
Fair value, net	$(456)	$—	$(456)
Total fair value, net	$37,580	$24,905	$62,485

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated volumes, fixed prices and fair value attributable to natural gas derivative contracts at December 31, 2010:

	Year Ending December 31,
	2011	2012	2013	Total
	($ in thousands, except per unit data)
Natural Gas Swaps
Contract volumes (Mmbtu)	13,550,302	11,000,004	9,000,003	33,550,309
Weighted-average fixed price per Mmbtu	$6.80	$7.13	$7.28	$7.04
Fair value, net	$31,588	$22,728	$16,905	$71,221
Natural Gas Basis Swaps
Contract volumes (Mmbtu)	8,549,998	9,000,000	9,000,003	26,550,001
Weighted-average fixed price per Mmbtu	$(0.67)	$(0.70)	$(0.71)	$(0.69)
Fair value, net	$(3,417)	$(3,405)	$(3,031)	$(9,853)
Crude Oil Swaps
Contract volumes (Bbl)	48,000	42,000	—	90,000
Weighted-average fixed price per Bbl	$85.90	$87.90	$—	$86.83
Fair value, net	$(375)	$(245)	$—	$(620)
Total fair value, net	$27,796	$19,078	$13,874	$60,748

In February 2012, the Company entered into new crude oil swap agreements for the following quantities and prices:

	Year Ending December 31,
	2012	2013	2014	2015	2016
Crude Oil Swaps
Contract volumes (Bbl)	20,570	65,892	61,680	58,164	53,892
Weighted-average fixed price per Bbl	$104.00	$101.70	$97.00	$93.40	$91.10

Note 7—Financial Instruments

The Company’s financial instruments include commodity derivatives, debt, cash, receivables, payables, redeemable preferred stock and equity securities. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of those instruments.

The Company classifies assets and liabilities within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement of each individual asset and liability taken as a whole.

In June 2011, the Company transferred 23,517 shares of MHR common stock with a fair value of $159,000 from Level 2 to Level 1 due to the limited amount of time remaining until restrictions on the Company’s ability to trade these securities lapsed in July 2011. The lifting of restrictions enabled the Company to value these securities at published market prices. Following the lapse of restrictions, these securities were sold in July 2011 for approximately $168,000. There were no other movements between Levels 1 and 2 during the periods from January 1 to March 5 and March 6 to December 31, 2010, and for the year ended December 31, 2011.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth a reconciliation of changes in the fair value of risk management assets and liabilities classified as Level 3 in the fair value hierarchy for the periods presented (in thousands). There were no purchases, sales or issuances during the time period presented.

	(Predecessors) January 1, 2010 to March 5, 2010	March 6, 2010 to December 31, 2010	Year Ended December 31, 2011
Balance at beginning of period	$1,530	$5,455	$(9,853)
Realized and unrealized gains (losses) included in earnings	7,254	12,586	(2,025)
Transfers out of Level 3 (1)	—	(20,299)	9,949
Settlements	(3,329)	(7,595)	1,929

Balance at end of period	$5,455	$(9,853)	$—

(1)	Availability of market based information allowed the Company to reclassify all if its swap contracts tied to Southern Star prices from Level 3 to Level 2 during the second quarter of 2011.

Assets and Liabilities Measured at Fair Value on a Recurring Basis—The following table sets forth, by level within the fair value hierarchy, our assets and liabilities that were measured at fair value on a recurring basis at December 31, 2011 and 2010 (in thousands):

At December 31, 2010	Level 1	Level 2	Level 3	Total Net Fair Value
Short term investments—other current assets	$—	$1,354	$—	$1,354
Derivative financial instruments—assets	$—	$71,221	$—	$71,221
Derivative financial instruments—liabilities	$—	$(620)	$(9,853)	$(10,473)

Total	$—	$71,955	$(9,853)	$62,102

At December 31, 2011	Level 1	Level 2	Level 3	Total Net Fair Value
Equity investment	$—	$12,994	$—	$12,994
Derivative financial instruments—assets	$—	$72,319	$—	$72,319
Derivative financial instruments—liabilities	$—	$(9,834)	$—	$(9,834)

Total	$—	$75,479	$—	$75,479

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

Short-Term Investments At December 31, 2010, these investments consisted of 218,095 shares of MHR common stock received as proceeds from the Appalachia Basin sale described in Note 3, which were subsequently sold in June 2011 for $1.5 million. The fair value of these securities at December 31, 2010, was based on the published market price of the common stock adjusted for a six month restriction on the Company’s ability to trade the securities at that time.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Investment The Company’s 26.4% voting interest in CEP at December 31, 2011, consists of 485,033 of CEP’s outstanding Class A Member Interests and 5,918,894 Class B Member Interests. Fair value for the Class B Member Interests, which are publicly traded, is based on market price. Fair value for the Class A Member Interests is based on the market price of the publicly traded interests and a premium reflecting certain additional rights. At December 31, 2011, the fair values used for the Class A units and the Class B units were $2.87 and $1.96 per unit, respectively.

Additional Fair Value Disclosures—The Company has 6,000 outstanding shares of Series A Cumulative Redeemable Preferred Stock (see Note 12—Redeemable Preferred Stock). The fair value and the carrying value of these securities at December 31, 2010, were $68.5 million and $50.6 million, respectively. The fair value and the carrying value of these securities at December 31, 2011, were $62.2 million and $56.7 million, respectively. The fair value was determined by discounting the cash flows over the remaining life of the securities utilizing a LIBOR interest rate and a risk premium of approximately 13.0% at December 31, 2011, which was based on companies with similar leverage ratios to PostRock.

The Company’s long term debt consists entirely of floating-rate facilities. The carrying amount of floating-rate debt approximates fair value because the interest rates paid on such debt are generally set for periods of six months or shorter.

Note 8—Equity Investment

The Company believes that its 26.4% voting interest in CEP at December 31, 2011, along with the right to appoint two directors to CEP’s Board provide it the ability to exercise significant influence over the operating and financial policies of CEP. Rather than accounting for the investment under the equity method, the Company elected the fair value option to account for its interest in CEP at the first acquisition date on August 8, 2011. The fair value option was chosen as the Company determined that the market price of CEP’s publicly traded interests provided a more accurate fair value measure of the Company’s investment in CEP. The Company has not elected the fair value option for any of its other assets and liabilities. As a result of the decline in the market price of CEP’s traded interests, the Company recorded a loss of $4.6 million for the year ended December 31, 2011. The loss was recorded as a component of other income (expense) in the consolidated statement of operations.

The following table presents summarized financial information of CEP for the year ended December 31, 2011.

Year Ended December 31, 2011
Revenues	$105,217
Gross profit (1)	29,453
Net income from continuing operations	19,586
Net income	19,586

(1)	Gross profit equals revenues less operating expenses

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Asset Retirement Obligations

Asset retirement obligations are included in other long-term liabilities on the Company’s balance sheet. The following table describes the changes to the asset retirement liability for periods presented (in thousands):

	(Predecessors)	March 6 to December 31, 2010	Year Ended December 31, 2011
	January 1 to March 5, 2010
Asset retirement obligations at beginning of year	$6,552	$6,648	$7,150
Liabilities incurred	—	41	171
Liabilities settled	(1)	(23)	(131)
Divestitures	—	(5)	(1)
Revision of estimates	—	—	3,896
Accretion	97	489	648

Asset retirement obligations at end of period or year	$6,648	$7,150	$11,733

During 2011, the Company had a legal obligation to plug, abandon and dismantle 30 inactive wells in the Cherokee Basin. The actual costs associated with these retirements were used to review and revise the Company’s current asset retirement obligation estimates. In reviewing current estimates against actual costs incurred in 2011, the Company increased its reserve amount by $3.9 million. The increase was primarily due to an increase in labor and third party costs required to perform the necessary remediation.

Note 10—Long-Term Debt

The following is a summary of long-term debt at the dates indicated (in thousands):

	December 31, 2010	December 31, 2011
Borrowing Base Facility	$187,000	$190,000
Secured Pipeline Loan	13,500	3,000
QER Loan	19,721	—

Total debt	220,221	193,000
Less current maturities included in current liabilities	10,500	3,000

Total long-term debt	$209,721	$190,000

Borrowing Base Facility

The Borrowing Base Facility with PostRock Energy Services Corporation (“PESC”) and PostRock MidContinent Production, LLC (formerly known as Bluestem Pipeline, LLC and the successor by merger to Quest Cherokee, LLC) (“MidContinent”) as borrowers, Royal Bank of Canada (“RBC”) as administrative and collateral agent, and the lenders party thereto is a $350 million secured borrowing base facility with a current borrowing base of $200 million, and is guaranteed by PostRock and certain of its subsidiaries.

At December 31, 2011, based on outstanding borrowings of $190.0 million and $1.6 million in letters of credit, the remaining availability under this facility was $8.4 million.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company was in compliance with all its financial covenants under the Borrowing Base Facility at December 31, 2011.

Interest Rate LIBOR plus 3.50% to 4.00% or, at the borrowers’ option, Base Rate plus 2.50% to 3.00%, in each case depending on utilization. The interest rate on the outstanding borrowings at December 31, 2011, was 4.57%.

Maturity Date June 30, 2013.

Borrowing Base Redetermination The first borrowing base redetermination with respect to the indebtedness under the Borrowing Base Facility was made on July 31, 2011, based on the Company’s March 31, 2011, oil and gas reserves. The borrowing base is determined based on the value of reserves at the Company’s lenders’ forward price forecasts, which are generally derived from futures prices. As a result of the significant decline in lender forward price forecasts since the Company’s prior borrowing base determination and the roll off of hedges, the borrowing base was reduced from $225 million to $200 million.

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

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company was in compliance with all its financial covenants under the Secured Pipeline Loan at December 31, 2011. The Company repaid the outstanding balance on the Secured Pipeline Loan in full on its maturity date of February 28, 2012.

QER Loan

In connection with the restructuring of the Company’s credit facilities in 2010, the Company entered into an asset sale agreement with RBC that allowed the Company to sell PostRock Eastern Production, LLC, formerly named Quest Eastern Resource LLC (“QER”), or its assets and, in the event the proceeds were not adequate to repay the QER Loan in full, the Company agreed to pay a portion of such shortfall in cash, stock or a combination thereof.

As discussed in Note 3, the Company sold certain Appalachian Basin oil and gas properties to MHR in three phases that closed in December 2010, January 2011 and June 2011. Included in the $44.6 million total was approximately $41.6 million representing the purchase price of assets owned by QER pledged as collateral under the QER Loan. From the sale proceeds, QER made payments to the lender, RBC, in the amount of $21.2 million in December 2010, $9.3 million in January 2011 and $4.3 million in June 2011. The $9.3 million payment in January 2011 consisted of $5.7 million in MHR common stock and $3.6 million in cash while the $4.3 million payment in June 2011 was entirely in cash. Concurrent with the June 2011 payment and pursuant to the terms of an asset sale agreement with RBC, the Company fully settled the outstanding balance of the QER Loan of approximately $843,000 by issuing 141,186 shares of its common stock with a fair value of $744,000 to RBC. The Company expects to recover the full amount of the $843,000 payment to RBC in June 2012.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The settlement of the QER Loan was facilitated by the restructuring of a prior loan that met the criteria under accounting guidance to be classified as a troubled debt restructuring. The Company had previously recorded a gain on debt restructuring related to the QER Loan of $2.9 million in 2010. Following a re-evaluation of the maximum sum of future cash flows that would be paid to RBC, the Company recorded an additional gain of $1.6 million during the second quarter of 2011. The gain includes $799,000 of accrued interest that was forgiven at the time the balance of the loan was settled. The gain is reflected as a “gain on forgiveness of debt” in the consolidated statement of operations.

Note 11—Income Taxes

The Company has not recorded any provision or benefit for income taxes for the years ended December 31, 2009, 2010 and 2011.

A reconciliation of federal income taxes at the statutory federal rates to our actual provision for income taxes for the year ended December 31, 2009 and 2011, and for the periods from January 1 to March 5, 2010, and March 6 to December 31, 2010, are as follows (in thousands):

	(Predecessors)
	2009	January 1 to March 5, 2010	March 6 to December 31, 2010	2011
Income tax expense (benefit) at statutory rate	$(50,723)	$4,122	$15,828	$7,011
State income tax expense (benefit), net of federal	(3,131)	289	(651)	647
Effect of the Recombination	—	—	(22,170)	—
Other	2,548	318	(3,673)	2,942
IRC Section 382 limitation	—	3,628	71,377	(2,135)
Change in valuation allowance	51,306	(8,357)	(60,711)	(8,465)

Total tax expense (benefit)	$—	$—	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence. Based on the negative evidence that existed at each reporting period, the Company recorded a full valuation allowance against its net deferred tax asset at December 31, 2009, 2010, and 2011.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities at December 31, 2010 and 2011 were as follows (in thousands):

	2010	2011
Current deferred income tax assets
Unrealized loss for commodity derivative recorded for book, not for tax	$1,414	$1,947
Accrued liabilities	1,416	4,100
Allowance for bad debts	96	67

Total current deferred income tax assets	2,926	6,114

Noncurrent deferred income tax assets
Unrealized loss for commodity derivative recorded for book, not for tax	2,490	1,719
Partnership basis differences	—	2,191
Property and equipment	91,942	74,144
Asset retirement obligations	1,966	2,208
Net operating loss carryforwards	12,126	22,312
Other carryforwards	38	43
Other	1,909	2,066

Total noncurrent deferred income tax assets	110,471	104,683

Total deferred income tax assets	113,397	110,797

Current deferred income tax liabilities
Unrealized gain for commodity derivative recorded for book, not for tax	(11,774)	(15,955)
Other	—	(1,698)

Total current deferred income tax liabilities	(11,774)	(17,653)

Noncurrent deferred income tax liabilities
Unrealized gain for commodity derivative recorded for book, not for tax	(14,773)	(11,002)
Other	(1,084)	—

Total noncurrent deferred income tax liabilities	(15,857)	(11,002)

Total deferred income tax liabilities	(27,631)	(28,655)

Net deferred income tax assets	85,766	82,142
Valuation allowance	(85,766)	(82,142)

Total deferred tax asset (liability)	$—	$—

The Company has net operating loss (“NOL”) carryforwards that are available to reduce future U.S. taxable income. If not utilized, such carryforwards will expire from 2021 through 2031.

The Company’s ability to utilize NOL carryforwards to reduce future federal taxable income and federal income tax of the Company is subject to various limitations under Internal Revenue Code (“IRC”) Section 382. The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the issuance or exercise of rights to acquire stock, the purchase or sale of stock by 5% stockholders, as defined in the Treasury regulations, and the offering of stock of PostRock during any three-year period resulting in an aggregate change of more than 50% in the beneficial ownership of PostRock. The Company experienced

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ownership changes within the meaning of IRC Section 382 on November 14, 2005, March 5, 2010, and September 21, 2010. The Company has NOL carryforwards of approximately $254 million at December 31, 2011 that are available to reduce future U.S. taxable income in certain circumstances. At December 31, 2011, $228 million of federal NOL carryforwards are subject to the IRC Section 382 limitation and it is anticipated that $207 million of these federal NOL carryforwards will expire unused due to the IRC Section 382 limitation. As a result, only $47 million of federal NOL carryforwards have been recorded as a deferred tax asset. The limitation does not result in a current federal tax liability for the period ending December 31, 2011.

In December 2010, certain assets located in Wetzel County, West Virginia, were sold to MHR (see Note 3), resulting in a recognized built-in loss of $5.0 million. The Company also had recognized built-in losses of $46.8 million due to depreciation and depletion expense limitations as a result of the ownership changes that occurred in March and September of 2010. It is anticipated that $50.8 million of these recognized built-in losses will expire unused.

FASB ASC 740-10 provides guidance for recognizing and measuring uncertain tax positions. Based upon the provision of FASB ASC 740-10, the Company did not record any amounts for uncertain tax benefits upon adoption of the standard and has no amounts recorded for uncertain tax benefits at December 31, 2011. Accordingly, there has been no change in unrecognized tax benefits during the year. The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. Tax years ended December 31, 2008, 2009 and 2010 remain open for examination by the relevant taxing authorities. In addition, the Company’s tax returns for the tax years ended December 31, 2001, through December 31, 2007, can be examined and adjustments made to the amount of net operating losses flowing from those years into an open tax year. However, no assessment of income tax may generally be made for those years on which the statute has closed. The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense.

Note 12—Redeemable Preferred Stock and Warrants

On September 21, 2010, the Company issued to White Deer Energy L.P. and its affiliates (“White Deer”) 6,000 shares of the Company’s Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), 190,476.19 shares of its Series B Voting Preferred Stock (the “Series B Preferred Stock”) and warrants to purchase 19,047,619 shares of the Company’s common stock. The preferred stock and warrants were issued in exchange for $60 million. The initial investment was recognized on the Company’s consolidated balance sheet based on the relative fair values of the Series A Preferred Stock, Series B Preferred Stock and the warrants allocated to the $60 million of gross proceeds.

The Series A Preferred Stock is entitled to a cumulative dividend of 12% per year on its liquidation preference, compounded quarterly. The liquidation preference was $60 million on the closing date of the equity investment and will increase by the amount of dividends paid in kind. The Company is not required to pay cash dividends until July 1, 2013. Any dividends prior to that time not paid in cash will accrue as additional liquidation preference. Subsequent to July 1, 2013, dividends are required to be paid in cash, subject to the legal availability of funds for the declaration and payment thereof, and any payment default after that date will increase the accrual of the additional liquidation preference during the default period from a rate of 12% to 14%. The Company is required to redeem the Series A Preferred Stock on March 21, 2018, at 100% of the liquidation preference. From and after one year from the issuance date until such mandatory redemption date, the Company will have the option to redeem all or a specified minimum portion of the Series A Preferred Stock at 110% of the liquidation preference. The holders of the Series A Preferred Stock have the right to require the Company to purchase their shares on the occurrence of specified change in control events at 110% of the liquidation

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

preference. In the case of specified defaults by the Company, including the failure to pay dividends for any quarterly period after July 1, 2013, and until the defaults are cured, the holders of the Series A Preferred Stock have the right to appoint two additional directors to the Board of Directors. The Series A Preferred Stock does not vote generally with the common stock, but has specified approval rights with respect to, among other things, changes to the Company’s certificate of incorporation that affect the Series A Preferred Stock, cash dividends on the common stock or other junior stock, redemptions or repurchases of common stock or other capital stock, increases in the size of the Board of Directors, changes to specified debt agreements and changes to the Company’s business.

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

The holders of Series B Preferred Stock are entitled to vote in the election of directors and on all other matters submitted to a vote of the holders of common stock of the Company, with the holders of Series B Preferred Stock and the holders of common stock voting together as a single class. Each fractional share of Series B Preferred Stock has one vote. The voting rights of each share of Series B Preferred Stock may not be exercised by any person other than the holder of the warrant that is part of the unit with such share or fractional share and will expire on the expiration date of such warrant. The Series B Preferred Stock has no dividend rights and a nominal liquidation preference. At January 1, 2012, with respect to the votes applicable to the Series B Preferred Stock, the holders of the Series B Preferred Stock and their affiliates are limited to 45% of the votes applicable to all outstanding voting stock; such holders and their affiliates may vote any shares of common stock held by them without regard to that limit.

When the Company accrues dividends on its Series A Preferred Stock on a quarterly dividend payment date, it records the increase in liquidation preference and the issuance of additional warrants by allocating their relative fair values to the amount of accrued dividends. The allocation results in an increase to the Company’s temporary equity related to the Series A Preferred Stock and an increase to additional paid in capital related to the additional warrants issued. The increase to additional paid in capital related to additional warrants issued was $872,000 and $3.2 million for the years ended December 31, 2010 and 2011, respectively.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes changes in the Series A Preferred Stock and associated warrants since White Deer’s initial investment on September 21, 2010.

	Carrying Value of Series A Preferred Stock	Number of Outstanding Series A Preferred Shares	Liquidation Value of Series A Preferred Stock	Number of Outstanding Warrants	Weighted Average Exercise Price of Warrants
Initial issuance	$49,188	6,000	$60,000	19,047,619	$3.15
Accrued dividends	1,107	—	1,980	536,586	3.69
Accretion	327	—	—	—	—

December 31, 2010	$50,622	6,000	$61,980	19,584,205	$3.16
Accrued dividends	4,534	—	7,779	1,982,040	3.92
Accretion	1,580	—	—	—	—

December 31, 2011	$56,736	6,000	$69,759	21,566,245	$3.23

The Series A Preferred Stock has been recorded outside of permanent equity and liabilities, in the Company’s consolidated balance sheet because the settlement provisions of the warrants allow White Deer to “net exercise” the warrants by requiring the Company to repay the Series A Preferred Stock at the liquidation preference to offset the strike price of the warrants that would otherwise be due from White Deer in cash. Absent this provision, the Series A Preferred Stock would have met the definition of mandatorily redeemable preferred stock under FASB ASC 480 Distinguishing Liabilities from Equity which would have required recognition as a liability. This provision allows the Series A Preferred Stock to effectively be convertible to common stock at the election of White Deer. In the event that White Deer exercises the warrants without net-exercising the Series A Preferred Stock back to the Company as payment for the strike price of the warrants, the Company will be required to reclassify a proportionate amount of Series A Preferred Stock from temporary equity to liabilities as that portion of the Series A Preferred Stock is no longer convertible to common stock.

Note 13—Stockholders’ Equity

Restricted share and stock option awards of QRCP prior to the Recombination were made under the 2005 Omnibus Stock Award Plan (as amended). The granting of future stock awards and options to employees subsequent to the Recombination is governed by PostRock’s 2010 Long-Term Incentive Plan (the “LTIP”) of which 850,000 shares were initially authorized for future stock and option awards with an additional 2,000,000 shares authorized in 2011. Immediately prior to the Recombination, there were 1,155,327 restricted shares of QRCP, 945,593 phantom units of QELP and 732,784 restricted units of QMLP that were unvested. In the Recombination, 118,816 restricted shares of QRCP, 7,500 phantom units of QELP and 67,838 restricted units of QMLP were subject to immediate vesting immediately prior to the closing and, at closing, these awards converted to 36,416 shares of PostRock common stock. PostRock’s Predecessors and the Predecessors’ consolidated subsidiaries recognized $393,000 of compensation expense related to the accelerated vesting discussed above. All remaining unvested awards were converted to 595,923 PostRock restricted share awards.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of changes in the non-vested restricted shares for PostRock and its Predecessors for the periods presented is below:

	Number of Non-Vested Restricted Shares	Weighted Average Grant-Date Fair Value
Predecessors
Non-vested restricted shares at December 31, 2008	482,376	$8.01
Granted (a)	1,108,696	0.38
Vested	(274,609)	4.77
Forfeited	(175,266)	7.93

Non-vested restricted shares at December 31, 2009	1,141,197	1.39
Granted (b)	52,174	0.65
Vested	(156,346)	7.72
Forfeited	(514)	6.40

Non-vested restricted shares at March 5, 2010	1,036,511	$0.39

	Number of Non-Vested Restricted Shares	Weighted Average Grant-Date Fair Value
PostRock
Non-vested restricted shares at March 6, 2010	—	$—
Converted upon Recombination (c)	595,923	4.67
Granted (d)	114,836	5.86
Vested	(191,544)	4.40
Forfeited	(143,857)	5.56

Non-vested restricted shares at December 31, 2010	375,358	4.83
Granted (e)	487,500	2.90
Vested	(80,554)	5.91
Forfeited	(203,094)	5.08

Non-vested restricted shares at December 31, 2011	579,210	$3.33

(a)	Consists of restricted shares granted to employees of QRCP, QELP and QMLP in December 2009. For those employees with greater than 18 months service, 20% of the shares vest immediately and 20% each year for four years. For those employees with less than 18 months service, 25% of the shares vest each year for four years.
(b)	Shares granted vest 25% each year for four years.
(c)	1,036,511 restricted shares of QRCP, 938,093 phantom units of QELP and 664,946 restricted units of QMLP that were unvested at Recombination converted to 595,923 PostRock restricted share awards upon effectiveness of the Recombination.
(d)	Consists of 60,800 restricted shares granted to non-employee directors that vested immediately; the remainder consists primarily of restricted shares to employees that vest 25% each year for four years.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e)	Consists of restricted shares granted to employees of which 51,500 shares vest in one year and 436,000 shares vest 33% each year for three years.

At December 31, 2011, total unrecognized stock-based compensation expense related to non-vested restricted shares was $1.4 million, which is expected to be recognized over a weighted average period of approximately 1.47 years while 1,244,064 shares were available under the LTIP for future stock awards and options.

Stock Options—The LTIP also provides for the granting of options to purchase shares of PostRock’s common stock. The Company has in the past granted stock options to employees and non-employees. Option grants under the LTIP expire 5-10 years following the date of grant.

A summary of changes in stock options outstanding for PostRock and its Predecessors is presented below:

	Stock Options	Weighted Average Exercise Price per Share
Predecessors
Options outstanding at December 31, 2008	400,000	$2.98
Granted	300,000	0.62
Exercised	—	—
Forfeited	(30,000)	10.00

Options outstanding at December 31, 2009	670,000	1.61
Granted	—	—
Exercised	—	—
Forfeited	—	—

Options outstanding at March 5, 2010	670,000	$1.61

	Stock Options	Weighted Average Exercise Price per Share
PostRock
Options outstanding at March 6, 2010	—	$—
Converted upon Recombination (a)	38,525	27.94
Granted	549,800	3.55
Exercised	—	—
Forfeited	(21,275)	30.96

Options outstanding at December 31, 2010	567,050	4.17

Options exercisable at December 31, 2010	127,250	$4.34

Granted	799,400	3.63
Exercised (b)	(20,000)	3.29
Forfeited	(289,600)	4.07

Options outstanding at December 31, 2011	1,056,850	3.59

Options exercisable at December 31, 2011	245,750	$5.57

(a)	670,000 stock options to purchase QRCP common stock were converted to stock options to purchase PostRock common stock upon effectiveness of the Recombination. At March 1, 2012, all of these stock options have been forfeited.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)	The Company received $66,000 upon exercise of these options which had a total intrinsic value of $34,000 at the exercise dates.

During 2011, PostRock granted 170,000 stock options to its non-employee directors that vested immediately and 629,400 stock options to employees that vest ratably over a three year period. The weighted average grant date fair value of stock options granted during 2011 was $2.15 per option. The weighted average grant date fair value of stock options granted in the Predecessor period in 2009, which were for the purchase of QRCP common stock, was $0.45 per share. The weighted average grant date fair value of stock options granted in 2010, all of which were granted subsequent to the Recombination for the purchase of PostRock common stock, was $2.28 per option.

The weighted average remaining term of options outstanding and options exercisable at December 31, 2011, was 4.65 and 4.31 years, respectively. Options outstanding and options exercisable at December 31, 2011, had an aggregate intrinsic value of approximately $169,000 and nil, respectively.

The Company determines the fair value of stock option awards using the Black-Scholes option pricing model. The expected life of the option is estimated based upon historical exercise behavior. The expected forfeiture rate was estimated based upon historical forfeiture experience. The volatility assumption was estimated based upon expectations of volatility over the life of the option as measured by historical and implied volatility. The risk-free interest rate was based on the U.S. Treasury rate for a term commensurate with the expected life of the option. The dividend yield was based upon a 12-month average dividend yield. The Company used the following weighted-average assumptions to estimate the fair value of stock options granted during the years ending December 31, 2009, 2010 and 2011.

	(Predecessors) 2009	2010	2011
Expected option life—years	10	5-6	5-6
Volatility	101.2%	75.2 – 84.1%	74.4 – 77.0%
Risk-free interest rate	4.93%	1.8 – 2.0%	0.9 – 2.0%
Dividend yield	—	—	—
Fair value per share	$0.45	$2.24 – $2.43	$1.43 – $4.53

At December 31, 2011, there was $1.0 million of total unrecognized compensation cost related to stock options which is expected to be recognized over a weighted average period of 1.49 years.

Total share-based compensation covering stock awards and options for PostRock, its predecessor and the predecessor’s consolidated subsidiaries is included in general and administrative expense on the consolidated statement of operations and presented below (in thousands):

Total Share Based Compensation Expense
Predecessors
Year Ended December 31, 2009	$1,279
January 1, 2010, to March 5, 2010	808
PostRock
March 6, 2010, to December 31, 2010	$1,635
Year Ended December 31, 2011	1,258

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings (Loss) per Share—A reconciliation of the numerator and denominator used in the basic and diluted per share calculations for the periods presented is as follows (in thousands, except share data):

	(Predecessors)
	Year ended December 31, 2009	January 1, 2010 to March 5, 2010	March 6, 2010 to December 31, 2010	Year ended December 31, 2011
Net income (loss) attributable to controlling interests	$(144,922)	$11,778	$45,221	$20,030
Preferred stock dividends	—	—	(327)	(1,580)
Preferred stock dividends	—	—	(1,980)	(7,779)

Net income (loss) attributable to common stockholders	$(144,922)	$11,778	$42,914	$10,671

Denominator
Common shares	31,833,222	32,016,327	8,110,348	8,785,551
Weighted average number of unvested share-based awards participating (1)	—	121,121	—	—

Denominator for basic earnings per share	31,833,222	32,137,448	8,110,348	8,785,551
Effect of potentially dilutive securities
Unvested share-based awards non-participating	—	450,751	81,815	127,600
Warrants			1,102,798	6,089,339
Stock options	—	26,154	123	47,230

Denominator for diluted earnings per share	31,833,222	32,614,353	9,295,084	15,049,720

Basic earnings per share	$(4.55)	$0.37	$5.29	$1.21

Diluted earnings per share	$(4.55)	$0.36	$4.62	$0.71

Securities excluded from earnings per share calculation
Unvested share-based awards (2)	1,141,197	—	—	14,998
Antidilutive stock options	670,000	570,000	567,050	1,056,850
Warrants	—	—	—	1,830,464

(1)	FASB ASC 260 Earnings Per Share requires participating securities to be included in the allocation of earnings when calculating basic earnings per share, or EPS, under the two-class method. During periods of losses, these securities are not included in the basic EPS share computation. For the period from March 6 to December 31, 2010, and for the year ended December 31, 2011, there were no unvested participating share-based awards.
(2)	Restricted stock awards were excluded for the year ended December 31, 2009, because the Predecessors reported a net loss for that period.

Note 14—Commitments and Contingencies

Litigation—The Company is subject, from time to time, to certain legal proceedings and claims in the ordinary course of conducting its business. It records a liability related to its legal proceedings and claims when it

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

has determined that it is probable that it will be obligated to pay and the related amount can be reasonably estimated. Except for those legal proceedings listed below, it believes there are no pending legal proceedings in which it is currently involved which, if adversely determined, would have a material adverse effect on its financial position, results of operations or cash flow.

The Company had been sued in royalty owner lawsuits filed in Oklahoma and Kansas. In Oklahoma, suits by a group of individual royalty owners and by a putative class representing all remaining royalty owners were filed in the District Court of Nowata County, Oklahoma. Generally, the lawsuits alleged that the Company wrongfully deducted post-production costs from the plaintiffs’ royalties and engaged in self-dealing agreements resulting in a less than market price for the gas production. The Company denied the allegations. Settlements were reached in each of the cases, and on July 28, 2011, the Court entered a final order approving the class action settlement. On July 29, 2011, the Company paid $5.6 million in settlement of both Oklahoma suits.

The Kansas lawsuit was a putative class action filed in the United States District Court for the District of Kansas, brought on behalf of all the Company’s royalty owners in that state. Plaintiffs generally alleged that the Company failed to properly make royalty payments by, among other things, charging post-production costs to royalty owners in violation of the underlying lease contracts, paying royalties based on sale point volumes rather than wellhead volumes, allocating expenses in excess of the actual and reasonable post-production costs incurred, allocating production costs and marketing costs to royalty owners, and making royalty payments after the statutorily prescribed time for doing so without paying interest thereon. We denied plaintiffs’ claims. The parties reached a settlement and on December 30, 2011, the Court entered an order certifying a class for settlement purposes consisting of all current and former PostRock royalty and overriding royalty owners, approving the parties’ settlement and dismissing the action. The settlement includes a payment of $3.0 million that was made in January 2012, and a payment of $4.5 million to be made by January 31, 2013, for a total of $7.5 million.

At December 31, 2011, the Company had reserved $7.1 million for the estimated cost to resolve the Kansas action. The $7.1 million included the $3.0 million paid in January 2012 and $4.1 million representing the present value of an additional $4.5 million to be paid by January 31, 2013. The $4.1 million reserve is reflected in other noncurrent liabilities in the consolidated balance sheet. The Company recorded litigation reserve expense related to its Oklahoma and Kansas lawsuits of $11.5 million for the year ended December 31, 2011.

Environmental Matters—At December 31, 2010 and 2011, there were no known environmental or regulatory matters related to our operations which are reasonably expected to result in a material liability to us. Like other oil and gas producers and marketers, our operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Therefore it is extremely difficult to reasonably quantify future environmental related expenditures.

Operating Lease Commitments—The Company has lease agreements to obtain natural gas compressors as and when required. Terms of the leases on the gas compressors call for a minimum obligation of one year and are month to month thereafter. In addition, the Company also has operating leases for office space, warehouse facilities and office equipment expiring in various years through 2017.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum rental payments under all non-cancelable operating leases at December 31, 2011, were as follows (in thousands):

Year ending December 31,
2012	$2,172
2013	1,045
2014	900
2015	771
2016	696
Thereafter	422

Total minimum lease obligations	$6,006

Total rental expense under cancelable and non-cancelable operating leases was $17.3 million for the year ended December 31, 2009, $2.5 million and $13.1 million for the periods from January 1 to March 5, 2010, and March 6 to December 31, 2010, and $13.6 million for the year ended December 31, 2011.

Note 15—Supplemental Cash Flow Information

	(Predecessors)
	Year Ended December 31, 2009	January 1 to March 5, 2010	March 6 to December 31, 2010	Year Ended December 31, 2011
	(In thousands)
Cash paid for interest	$19,293	$2,686	$10,699	$8,623
Cash paid for income taxes	—	—	—	—
Noncash investing activity
Common stock issued for purchase of equity investment	—	—	—	4,100
Warrants issued for purchase of equity investment	—	—	—	518
Equity securities received on the sale of oil and gas properties	—	—	14,000	5,875
Noncash financing activity
Reduction of debt through conveyance of financial securities received from sale of oil and gas properties	—	—	12,646	5,729
Reduction of debt through issuance of common stock	—	—	—	843
Issuance of preferred stock and warrants in lieu of cash dividends	—	—	1,980	7,779
Accretion of discount on redeemable preferred stock	—	—	327	1,580

Note 16—Related Party Transactions

During the period from 2005 to 2007, our former chief executive officer made certain unauthorized transfers, repayments and re-transfers of funds totaling $10.0 million to entities that he controlled. During 2009, under the terms of a settlement agreement reached in May 2009, the Company received approximately $2.4 million in cash, 60% of the controlled entity’s interest in a natural gas well located in Louisiana and a

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

landfill natural gas development project located in Texas, all of our former chief executive officer’s equity interest in STP Newco, Inc. which owns certain oil producing properties in Oklahoma and other assets for a total estimated net fair value of $3.4 million. During 2010, the Company recovered an additional $1.6 million in assets related to the misappropriation of which $1.1 million was received in cash. No additional recoveries were made during 2011.

Note 17—Operating Segments

In accordance with FASB ASC 280, Segment Reporting, the Company divides its operations into two reportable business segments:

Production The Company’s production segment includes the acquisition, exploration, development, production and gathering of crude oil and natural gas.

Pipeline The Company’s pipeline segment consists of a 1,120 mile interstate natural gas pipeline (the “KPC Pipeline”), which transports natural gas from northern Oklahoma and western Kansas to Wichita and Kansas City.

The Company’s Chief Operating Decision Maker evaluates the performance of the reportable segments based on “Income (Loss) before income taxes and noncontrolling interests.” Both of these segments are exclusively located in the continental United States, and each segment uses the same accounting policies as those described in the summary of significant accounting policies (see Note 2—Summary of Significant Accounting Policies). The Company’s reportable segments are strategic business units that offer different products and services. Each segment is managed separately because each segment involves different products and marketing strategies. The Company does not allocate income taxes to its operating segments.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating segment data for the periods indicated is as follows (in thousands):

	Production	Pipeline	Total
Predecessors
Year Ended December 31, 2009
Total revenues	$87,653	$18,428	$106,081
Segment operating profit (loss)	$(222,839)	$(50,071)	$(272,910)
Capital expenditures	$8,762	$797	$9,559
Depreciation, depletion and amortization	$39,438	$8,364	$47,802
Impairment	$215,068	$53,562	$268,630
January 1 to March 5, 2010
Total revenues	$19,735	$1,749	$21,484
Segment operating profit	$7,516	$49	$7,565
Capital expenditures	$2,270	$567	$2,837
Depreciation, depletion and amortization	$3,574	$590	$4,164

PostRock
March 6 to December 31, 2010
Total revenues	$74,048	$8,380	$82,428
Segment operating profit	$33,456	$260	$33,716
Capital expenditures	$28,564	$919	$29,483
Depreciation, depletion and amortization	$15,835	$2,848	$18,683
Year Ended December 31, 2011
Total revenues	$85,126	$11,183	$96,309
Segment operating profit (loss)	$24,459	$2,393	$26,852
Capital expenditures	$29,372	$881	$30,253
Depreciation, depletion and amortization	$24,088	$3,574	$27,662
Identifiable assets
December 31, 2010	$232,111	$64,701	$296,812
December 31, 2011	$245,093	$61,618	$306,711

The following table reconciles segment operating profit reported above to loss before income taxes and non-controlling interests (in thousands):

	(Predecessors)
	Year Ended December 31, 2009	January 1 to March 5, 2010	March 6 to December 31, 2010	Year Ended December 31, 2011
Segment operating profit (loss)	$(272,910)	$7,565	$33,716	$26,852
General and administrative expenses	(40,693)	(5,735)	(19,065)	(17,199)
Recovery of misappropriation of funds	3,412	—	1,592	—
Litigation reserve	(1,030)	—	(1,640)	(11,592)
Gain from derivative financial instruments	48,122	25,246	47,870	35,429
Interest expense, net	(29,329)	(5,336)	(20,137)	(10,707)
Gain on forgiveness of debt	—	—	2,909	1,647
Loss from equity investment	—	—	—	(4,607)
Other income (expense), net	108	(4)	(24)	207

Loss before income taxes and noncontrolling interests	$(292,320)	$21,736	$45,221	$20,030

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18—Profit Sharing Plan

Substantially all of the Company’s employees are covered by a profit sharing plan under Section 401(k) of the Internal Revenue Code. Eligible employees may make contributions to the plan by electing to defer some of their compensation. Beginning in 2011, the Company contributed two percent of employees’ annual compensation regardless whether contributions were made by the employee. The Company would also match 100% of employee contributions in excess of two percent up to a total of four percent of annual compensation. Employees vest 50% in Company contributions in their second year of service and 100% in their third year of service. The Company made cash contributions to the plan of $426,000 for the year ended December 31, 2009, $63,000 from January 1 to March 5, 2010, $214,000 from March 6 to December 31, 2010 and $492,000 during the year ended December 31, 2011.

Note 19—Subsequent Events

On February 9, 2012, the Company issued 2,180,233 shares of its common stock to White Deer for proceeds of $7.5 million which were used to retire the Secured Pipeline Loan and for other general corporate purposes.

Note 20—Supplemental Financial Information—Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for 2010 and 2011 are as follows (in thousands, except per share data):

	January 1 to March 5	March 6 to March 31	Quarters Ended
			June 30,	September 30,	December 31,
	(Predecessor)
2010
Total revenues	$21,484	$9,828	$23,826	$25,323	$23,451
Operating income (loss) (1)	1,830	644	(2,676)	4,462	12,173
Net income (loss)	21,736	17,010	(9,587)	28,189	9,609
Net income (loss) per common share
Basic	$0.37	$2.12	$(1.19)	$3.47	$0.91
Diluted	$0.36	$2.04	$(1.19)	$3.21	$0.66

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
2011
Total revenues	$24,766	$25,524	$24,427	$21,592
Operating income (loss) (1)	(685)	3,113	(1,499)	(2,868)
Net income (loss)	(3,861)	7,531	7,007	9,353
Net income (loss) per common share
Basic	$(0.74)	$0.63	$0.51	$0.72
Diluted	$(0.74)	$0.28	$0.29	$0.69

(1)	Total revenue less total costs and expenses.

Note 21—Supplemental Information on Oil and Gas Producing Activities (Unaudited)

The supplementary oil and gas data that follows is presented in accordance with FASB ASC 932 Extractive Activities—Oil and Gas (“FASB ASC 932”), and includes (1) capitalized costs, costs incurred and results of operations related to oil and gas producing activities, (2) net proved oil and gas reserves, and (3) a standardized measure of discounted future net cash flows relating to proved oil and gas reserves.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity investment—At December 31, 2011, the Company owned a 26.4% voting interest in CEP, a publicly traded oil and gas exploration and production company. CEP utilizes the successful efforts method of accounting for its oil and gas activities. Where applicable, the disclosures required under FASB ASC 932 are made below for the Company’s proportionate share of CEP’s oil and gas activities. Information utilized to prepare disclosures on the Company’s proportionate share of CEP is based on publicly available data.

Net Capitalized Costs

Aggregate capitalized costs related to oil and gas producing activities of the Company at December 31, 2010 and 2011, are summarized as follows (in thousands):

	2010	2011
Oil and gas properties and related leasehold costs
Proved	$319,966	$346,896
Unproved	188	31

	320,154	346,927
Accumulated depreciation, depletion and amortization	(203,666)	(222,859)

Net capitalized costs	$116,488	$124,068

Unproved properties not subject to amortization consisted mainly of leaseholds acquired through acquisitions. The Company will continue to evaluate its unproved properties; however, the timing of the ultimate evaluation and disposition of the properties has not been determined.

Aggregate capitalized costs related to oil and gas producing activities of the Company’s 26.4% investment in CEP at December 31, 2011, are summarized as follows (in thousands):

2011
Oil and gas properties and related equipment (successful efforts method)
Proved	$207,263
Unproved	349
Materials, supplies and land	569

208,181
Accumulated depreciation, depletion and amortization	(137,935)

Net capitalized costs	$70,246

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Costs Incurred

Costs incurred for oil and gas property acquisition, exploration and development activities that have been capitalized for the years ended December 31, 2009, 2010, and 2011 are summarized as follows (in thousands):

	Consolidated Entities			CEP (1)
	2009	2010 (2)	2011	2011
Proved property acquisition costs (1)(3)	$1,293	$1,364	$223	$(74)
Unproved property acquisition costs	705	828	630	167
Exploration costs	128	—	—	—
Development costs	5,087	27,396	23,825	2,895

	$7,213	$29,588	$24,678	$2,988

(1)	Based on a pro-rata 26.4% interest in CEP assuming that the Company’s investment was made as of January 1, 2011.
(2)	Costs incurred for the period from January 1 to March 5, 2010, were $2.1 million.
(3)	The amount is negative for CEP as it represents a post-closing receipt from an acquisition made by CEP in December 2010.

Results of Operations

The revenues and expenses associated directly with the Company’s oil and natural gas producing activities are reflected in the consolidated statement of operations and within the segment disclosures of Note 17.

The table below presents the pro-rata results of oil and gas producing activities of the Company’s investment in CEP for the year ended December 31, 2011, assuming that the Company’s 26.4% investment was made as of January 1, 2011 (in thousands).

2011
Revenues	$27,778
Lease operating expense	7,379
Cost of sales and production taxes	1,343
Exploration costs	35
Impairment of oil and gas properties	775
Depreciation, depletion and amortization	5,845

Oil and Gas Reserve Quantities

The following reserve schedule was developed by the Company’s reserve engineers and sets forth the changes in estimated quantities for its proved reserves, all of which are located in the United States. Cawley, Gillespie & Associates, Inc., independent reserve engineering firm, was retained to perform the annual year-end independent evaluation of the Company’s proved reserves.

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

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The table below presents changes in proved developed and undeveloped reserves of our consolidated entities. During the fourth quarter of 2010, the Company reclassified the operations and assets of its gathering system in the Cherokee Basin from its former natural gas pipelines segment to its production segment. Prior to the reclassification, the determination of the Company’s oil and gas reserves included gathering costs based on the gathering rate charged under the midstream services and gas dedication agreement between Bluestem Pipeline, LLC and QELP. The agreement was no longer in effect subsequent to the restructuring of the Company’s credit facilities at the end of the third quarter in 2010. Gathering costs included in the Company’s oil and gas reserves at December 31, 2010, were subsequently based on projected operating expenses of the gathering system which are lower than the costs under the midstream services and gas dedication agreement. In addition, future oil and gas development costs now include anticipated capital expenditures associated with the gathering system. These changes are reflected in the rollforward of the Company’s reserves for 2010.

	Gas—Mcf	Oil—Bbls
Proved reserves
Balance, December 31, 2008	170,629,373	694,620
Purchase of reserves in place	142,985	34,905
Extensions, discoveries, and other additions	62,067	—
Sale of reserves	—	—
Revisions of previous estimates	(79,724,789)	177,528
Production	(21,235,065)	(83,015)

Balance, December 31, 2009	69,874,571	824,038
Purchase of reserves in place	10,842	—
Extensions, discoveries, and other additions	574,200	11,851
Sale of reserves	(13,016,672)	—
Revisions of previous estimates (1)	92,244,096	(15,040)
Production	(19,225,006)	(76,583)

Balance, December 31, 2010	130,462,031	744,266
Purchase of reserves in place	—	—
Extensions, discoveries, and other additions	1,752,746	54,761
Sale of reserves	(754,479)	—
Revisions of previous estimates	5,068,946	352,981
Production	(18,309,056)	(78,087)

Balance, December 31, 2011	118,220,188	1,073,921

Proved developed reserves
Balance, December 31, 2009	62,135,258	785,345
Balance, December 31, 2010 (1)	116,951,438	733,774
Balance, December 31, 2011	117,406,577	1,040,309

(1)	Improved prices and lower costs in 2010 resulted in an increase in reserves. Costs were lower primarily due to the decrease in gathering costs discussed above.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents the Company’s 26.4% pro-rata share of changes in reserves and the amounts of proved developed reserves of CEP assuming that the Company’s investment was made as of January 1, 2011.

Investment in CEP

Mcfe
Balance, December 31, 2010	44,618,000
Purchase of reserves in place	—
Extensions, discoveries, and other additions	455,000
Sale of reserves	—
Revisions of previous estimates	11,216,000
Production	(3,138,000)

Balance, December 31, 2011	53,151,000

Proved developed reserves
Balance, December 31, 2011	40,295,000

Standardized Measure of Discounted Future Net Cash Flows

The following information is based on the Company’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows at December 31, 2009, 2010 and 2011 in accordance with FASB ASC 932 which requires the use of a 10% discount rate. Future income taxes are based on year-end statutory rates. This information is not the fair market value, nor does it represent the expected present value of future cash flows of Company’s proved oil and gas reserves (in thousands).

	Consolidated Entities			CEP (1)
	2009	2010	2011	2011
Future cash inflows	$311,831	$617,947	$592,796	$241,173
Future production costs	202,645	335,688	312,410	132,081
Future development costs	17,398	26,941	10,524	25,705
Future income tax expense	—	14,937	—	—

Future net cash flows	91,788	240,381	269,862	83,387
10% annual discount for estimated timing of cash flows	41,229	81,120	94,342	40,964

Standardized measure of discounted future net cash flows related to proved reserves	$50,559	$159,261	$175,520	$42,423

(1)	Represents the Company’s 26.4% pro-rata share of its investment in CEP.

Future cash inflows are computed by applying a twelve-month average price, adjusted for location and quality differentials on a property-by-property basis, to year-end quantities of proved reserves, except in those instances where fixed and determinable price changes are provided by contractual arrangements at year-end. The discounted future cash flow estimates do not include the effects of our derivative instruments. See the following table for oil and gas prices as of the periods indicated.

	2009	2010	2011
Crude oil price per Bbl	$61.18	$79.43	$96.19
Natural gas price per Mmbtu	$3.87	$4.38	$4.12

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The principal changes in the standardized measure of discounted future net cash flows relating to proven oil and gas properties were as follows (in thousands):

	Consolidated Entities			CEP (1)
	2009	2010	2011	2011
Present value, beginning of period	$164,094	$50,559	$159,261	$34,765
Net changes in prices and production costs	(35,203)	23,107	11,876	38
Net changes in future development costs	20,727	(17,927)	(1,154)	—
Previously estimated development costs incurred	5,292	17,515	18,192	1,892
Sales of oil and gas produced, net	(46,442)	(40,962)	(32,751)	(7,810)
Extensions and discoveries	50	895	3,045	2,157
Purchases of reserves in-place	283	15	—	—
Sales of reserves in-place	—	(18,041)	(1,104)	—
Revisions of previous quantity estimates	(63,230)	127,723	10,513	11,243
Net change in income taxes	—	(12,037)	12,037	—
Accretion of discount	17,576	6,660	16,448	3,477
Timing differences and other (2)	(12,588)	21,754	(20,843)	(3,339)

Present value, end of period	$50,559	$159,261	$175,520	$42,423

(1)	Represents the Company’s pro-rata share of its investment in CEP assuming that the Company’s 26.4% investment was made as of January 1, 2011.
(2)	The change in timing differences and other are related to revisions in the Company’s estimated time of production and development.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 8th day of March, 2012.

POSTROCK ENERGY CORPORATION

/s/ TERRY W. CARTER
Terry W. Carter
Chief Executive Officer and President

POWER OF ATTORNEY

By signing this Annual Report on Form 10-K below, I hereby appoint each of Terry W. Carter and David J. Klvac as my attorney-in-fact to sign any and all amendments to this Annual Report on Form 10-K on my behalf, and to file this Annual Report on Form 10-K (including all exhibits and other documents related to the Annual Report on Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ TERRY W. CARTER Terry W. Carter	Chief Executive Officer and President and Director (Principal Executive Officer)	March 8, 2012

/s/ DAVID J. KLVAC David J. Klvac	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 8, 2012

/s/ DUKE R. LIGON Duke R. Ligon	Chairman of the Board	March 8, 2012

/s/ NATHAN M. AVERY Nathan M. Avery	Director	March 8, 2012

/s/ WILLIAM H. DAMON III William H. Damon III	Director	March 8, 2012

/s/ THOMAS J. EDELMAN Thomas J. Edelman	Director	March 8, 2012

/s/ J. PHILIP MCCORMICK J. Philip McCormick	Director	March 8, 2012

Name	Capacity	Date

/s/ JAMES E. SAXTON JR. James E. Saxton Jr.	Director	March 8, 2012

/s/ DANIEL SPEARS Daniel Spears	Director	March 8, 2012

/s/ MARK A. STANSBERRY Mark A. Stansberry	Director	March 8, 2012

INDEX TO EXHIBITS

Exhibit No.	Description

2.1*	Agreement and Plan of Merger, dated as of July 2, 2009, by and among PostRock Energy Corporation (“PostRock”), Quest Resource Corporation (“QRCP”), Quest Midstream Partners, L.P., Quest Energy Partners, L.P., Quest Midstream GP, LLC, Quest Energy GP, LLC, Quest Resource Acquisition Corp., Quest Energy Acquisition, LLC, Quest Midstream Holdings Corp. and Quest Midstream Acquisition, LLC (incorporated herein by reference to Exhibit 2.1 to QRCP’s Current Report on Form 8-K filed on July 7, 2009).

2.2*	First Amendment, dated as of October 2, 2009, to the Agreement and Plan of Merger, dated as of July 2, 2009 by and among PostRock, QRCP, Quest Midstream Partners, L.P., Quest Energy Partners, L.P., Quest Midstream GP, LLC, Quest Energy GP, LLC, Quest Resource Acquisition Corp., Quest Energy Acquisition, LLC, Quest Midstream Holdings Corp. and Quest Midstream Acquisition, LLC (incorporated herein by reference to Exhibit 2.1 to QRCP’s Current Report on Form 8-K filed on October 8, 2009).

2.3*	Purchase and Sale Agreement, dated as of December 24, 2010, by and among Quest Eastern Resource LLC, PostRock MidContinent Production, LLC, Magnum Hunter Resources Corporation and Triad Hunter, LLC (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended) (incorporated herein by reference to Exhibit 2.1 to PostRock’s Current Report on Form 8-K filed on January 21, 2011).

2.4*	Purchase Agreement, dated August 8, 2011 (“CEG Purchase Agreement”), by and among PostRock, Constellation Energy Commodities Group, Inc. and Constellation Energy Partners Holdings, LLC (incorporated herein by reference to Exhibit 2.1 to PostRock’s Current Report on Form 8-K filed on August 12, 2011).

2.5*	Purchase Agreement, dated December 19, 2011, by and among PostRock, Constellation Energy Partners Management LLC, Constellation Energy Commodities Group, Inc. and Constellation Energy Partners Holdings, LLC (incorporated herein by reference to Exhibit 2.1 to PostRock’s Current Report on Form 8-K filed on December 23, 2011).

3.1*	Restated Certificate of Incorporation of PostRock (incorporated herein by reference to Exhibit 3.1 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

3.2*	Bylaws of PostRock (incorporated herein by reference to Exhibit 3.2 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

4.1*	Specimen of certificate for shares of Common Stock of PostRock (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to PostRock’s Registration Statement on Form S-4 filed on December 17, 2009, Registration No. 333-162366).

4.2*	Certificate of Designations for the Series A Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 4.1 to PostRock’s Current Report on Form 8-K filed on September 23, 2010).

4.3*	Certificate of Designations for the Series B Voting Preferred Stock (incorporated herein by reference to Exhibit 4.2 to PostRock’s Current Report on Form 8-K filed on September 23, 2010).

4.4*	Form of Warrant with respect to the White Deer SPA (as defined below) (incorporated herein by reference to Exhibit 4.3 to PostRock’s Current Report on Form 8-K filed on September 3, 2010).

4.5*	Form of Warrant with respect to the CEG Purchase Agreement (incorporated herein by reference to Exhibit 4.1 to PostRock’s Current Report on Form 8-K filed on August 12, 2011).

Exhibit No.	Description
10.1*	Securities Purchase Agreement dated September 2, 2010 (the “White Deer SPA”) among PostRock, White Deer Energy L.P., White Deer Energy TE L.P., and White Deer Energy FI L.P. (incorporated herein by reference to Exhibit 10.1 to PostRock’s Current Report on Form 8-K filed on September 3, 2010).

10.2*	First Amended and Restated Registration and Investor Rights Agreement, dated August 8, 2011, by and among PostRock Energy Corporation, Constellation Energy Commodities Group, Inc., White Deer Energy L.P., White Deer Energy TE, L.P. and White Deer Energy FI L.P. (incorporated herein by reference to Exhibit 10.1 to PostRock’s Current Report on Form 8-K filed on August 12, 2011).

10.3*	Master Debt Restructuring Agreement dated September 2, 2010 among PostRock, PostRock Energy Services Corporation, PostRock Midcontinent Production, LLC, PostRock Midstream, LLC, Bluestem Pipeline, LLC, Quest Cherokee, LLC, the lenders party to the First Lien Credit Agreement signatory thereto, Royal Bank of Canada, as administrative agent and collateral agent for the First Lien Lenders, the lenders party to the Second Lien Credit Agreement signatory thereto, and Royal Bank of Canada, as administrative agent and collateral agent for the Second Lien Lenders, the lenders party to the Bluestem Credit Agreement signatory thereto, Royal Bank of Canada, as administrative agent and collateral agent for the Bluestem Lenders, the lender party to the Holdco Credit Agreement signatory thereto, and Royal Bank of Canada, as administrative agent and collateral agent for the Holdco Lender (incorporated herein by reference to Exhibit 10.3 to PostRock’s Current Report on Form 8-K filed on September 3, 2010).

10.4*	Loan Transfer Agreement among PostRock Energy Services Corporation, PostRock MidContinent Production, LLC, PostRock KPC Pipeline, LLC and Royal Bank of Canada, as Administrative Agent and Collateral Agent, dated September 21, 2010 (incorporated herein by reference to Exhibit 10.9 to PostRock’s Current Report on Form 8-K filed on September 23, 2010).

10.5*	Loan Transfer Agreement among PostRock Energy Services Corporation, PostRock MidContinent Production, LLC and Royal Bank of Canada, as Administrative Agent, dated as of September 21, 2010 (incorporated herein by reference to Exhibit 10.10 to PostRock’s Current Report on Form 8-K filed on September 23, 2010).

10.6*	Second Amended and Restated Credit Agreement, dated September 21, 2010, among PostRock Energy Services Corporation and PostRock MidContinent Production, LLC, as Borrowers, Royal Bank of Canada, as Administrative Agent and Collateral Agent and the lenders party thereto (incorporated herein by reference to Exhibit 10.3 to PostRock’s Current Report on Form 8-K filed on September 23, 2010).

10.7*	Amended and Restated Intercreditor and Collateral Agency Agreement, dated September 21, 2010, among Royal Bank of Canada, BP Corporation North America Inc., and PostRock Energy Services Corporation and PostRock MidContinent Production, LLC, as Borrowers (incorporated herein by reference to Exhibit 10.4 to PostRock’s Current Report on Form 8-K filed on September 23, 2010).

10.8*	Amended and Restated Pledge and Security Agreement among PostRock Energy Services Corporation, PostRock MidContinent Production, LLC, STP Newco, Inc. and Quest Transmission Company, LLC and the Collateral Agent dated September 21, 2010 (incorporated herein by reference to Exhibit 10.5 to PostRock’s Current Report on Form 8-K filed on September 23, 2010).

10.9*	Amended and Restated Guaranty, dated September 21, 2010, executed by PostRock in favor of Royal Bank of Canada, as Administrative Agent (incorporated herein by reference to Exhibit 10.6 to PostRock’s Current Report on Form 8-K filed on September 23, 2010).

Exhibit No.	Description
10.10*	Guaranty (Subsidiary) executed by STP Newco, Inc. and Quest Transmission Company, LLC, dated September 21, 2010 (incorporated herein by reference to Exhibit 10.7 to PostRock’s Current Report on Form 8-K filed on September 23, 2010).

10.11*	Release and Termination of Guaranties by Royal Bank of Canada, as Administrative Agent and Collateral Agent, effective as of September 21, 2010, in favor of each of PostRock Energy Services Corporation, STP Newco, Inc. and PostRock MidContinent Production, LLC (incorporated herein by reference to Exhibit 10.17 to PostRock’s Current Report on Form 8-K filed on September 23, 2010).

10.12*	Second Amended and Restated Credit Agreement, dated September 21, 2010, among PostRock Energy Services Corporation and PostRock KPC Pipeline, LLC, as Borrowers, the Royal Bank of Canada, as Administrative Agent and Collateral Agent and the lenders party thereto (incorporated herein by reference to Exhibit 10.8 to PostRock’s Current Report on Form 8-K filed on September 23, 2010).

10.13*	Intercreditor and Collateral Agency Agreement between Royal Bank of Canada and PostRock KPC Pipeline, LLC, as obligor, dated September 21, 2010 (incorporated herein by reference to Exhibit 10.11 to PostRock’s Current Report on Form 8-K filed on September 23, 2010).

10.14*	Amended and Restated Pledge and Security Agreement, dated as of September 21, 2010, by and between PostRock KPC Pipeline, LLC and the Collateral Agent (incorporated herein by reference to Exhibit 10.12 to PostRock’s Current Report on Form 8-K filed on September 23, 2010).

10.15*	Pledge and Security Agreement, dated as of September 21, 2010, by and between PostRock Energy Services Corporation and the Collateral Agent (incorporated herein by reference to Exhibit 10.13 to PostRock’s Current Report on Form 8-K filed on September 23, 2010).

10.16*	Amended and Restated Guaranty, dated as of September 21, 2010, executed by PostRock in favor of Royal Bank of Canada, as Administrative Agent (incorporated herein by reference to Exhibit 10.14 to PostRock’s Current Report on Form 8-K filed on September 23, 2010).

10.17*	Release and Termination of Guaranties by Royal Bank of Canada, as Administrative Agent and Collateral Agent, effective as of September 21, 2010, in favor of each of PostRock Energy Services Corporation, Quest Transmission Company, LLC and PostRock KPC Pipeline, LLC (incorporated herein by reference to Exhibit 10.18 to PostRock’s Current Report on Form 8-K filed on September 23, 2010).

10.18*	Assumption Agreement, dated as of September 21, 2010, by and between PostRock Energy Services Corporation and Quest Eastern Resource LLC (incorporated herein by reference to Exhibit 10.15 to PostRock’s Current Report on Form 8-K filed on September 23, 2010).

10.19*	Third Amended and Restated Credit Agreement dated September 21, 2010, among Quest Eastern Resource LLC, as the Borrower, the lender party thereto and Royal Bank of Canada, as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit 10.19 to PostRock’s Current Report on Form 8-K filed on September 23, 2010).

10.20*	First Amendment to Third Amended and Restated Credit Agreement, dated as of February 21, 2011, among Quest Eastern Resource LLC, as the Borrower, the lender party thereto and Royal Bank of Canada, as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit 10.20 to PostRock’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 3, 2011).

10.21*	Consent and Reaffirmation of PostRock Energy Services Corporation and PostRock, dated February 21, 2011 (incorporated herein by reference to Exhibit 10.21 to PostRock’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 3, 2011).

Exhibit No.	Description

10.22*	Pledge and Security Agreement executed by Quest Eastern Resource LLC, dated September 21, 2010 (incorporated herein by reference to Exhibit 10.20 to PostRock’s Current Report on Form 8-K filed on September 23, 2010).

10.23*	Pledge and Security Agreement executed by PostRock Energy Services Corporation, dated September 21, 2010 (incorporated herein by reference to Exhibit 10.21 to PostRock’s Current Report on Form 8-K filed on September 23, 2010).

10.24*	Release and Termination of Guaranties, Pledge and Security Agreements and Account Control Agreements by Royal Bank of Canada, as Administrative Agent and Collateral Agent, effective as of September 21, 2010, in favor of each of Quest Eastern Resource LLC, PostRock Energy Services Corporation and PostRock MidContinent Production, LLC (incorporated herein by reference to Exhibit 10.16 to PostRock’s Current Report on Form 8-K filed on September 23, 2010).

10.25*	Asset Sale Agreement, dated as of September 21, 2010, by and between PostRock and Royal Bank of Canada (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended) (incorporated herein by reference to Exhibit 10.9 to Amendment No. 1 to PostRock’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010, filed on January 24, 2011).

10.26*	Registration Rights Agreement dated March 5, 2010, between PostRock, Alerian Opportunity Partners IV, LP, Alerian Opportunity Partners IX, L.P., Alerian Focus Partners, LP, Alerian Capital Partners, LP, Swank MLP Convergence Fund, LP, Swank Investment Partners, LP, The Cushing MLP Opportunity Fund I, LP, The Cushing GP Strategies Fund, LP, Bel Air MLP Energy Infrastructure Fund, LP, Tortoise Capital Resources Corporation and Tortoise North American Energy Corporation (incorporated herein by reference to Exhibit 10.1 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

10.27*	Form of Indemnification Agreement for Officers and Directors (incorporated herein by reference to Exhibit 10.2 to PostRock’s Current Report on Form 8-K filed on September 23, 2010).

10.28*†	Employment Agreement dated April 10, 2007 between QRCP and David Lawler (incorporated herein by reference to Exhibit 10.1 to QRCP’s Current Report on Form 8-K filed on April 13, 2007).

10.29*†	First Amendment to Employment Agreement, dated October 20, 2008, between QRCP and David Lawler (incorporated herein by reference to Exhibit 10.2 to QRCP’s Current Report on Form 8-K filed on October 24, 2008).

10.30*†	Nonqualified Stock Option Agreement, dated October 20, 2008, between QRCP and David Lawler (incorporated herein by reference to Exhibit 10.4 to QRCP’s Current Report on Form 8-K filed on October 24, 2008).

10.31*†	Assignment and Amendment Agreement dated March 5, 2010, between PostRock, QRCP and David C. Lawler (incorporated herein by reference to Exhibit 10.11 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

10.32*†	PostRock 2010 Long-Term Incentive Plan (incorporated herein by reference to Annex B to the joint proxy statement/prospectus that is a part of PostRock’s Registration Statement on Form S-4/A filed on February 2, 2010).

10.33†	Amendment No. 1 to PostRock 2010 Long-Term Incentive Plan.

10.34*†	Nonqualified Stock Option Agreement, dated August 15, 2007, between QRCP and William Damon III (incorporated herein by reference to Exhibit 10.75 to PostRock’s Registration Statement on Form S-4/A filed on December 17, 2009).

Exhibit No.	Description

10.35*†	Restricted Shares Award Agreement dated April 26, 2010, between PostRock and David C. Lawler (incorporated herein by reference to Exhibit 10.16 to PostRock’s Quarterly Report on From 10-Q for the quarter ended March 31, 2010, filed on May 13, 2010).

10.36*†	PostRock 2010 Long-Term Incentive Plan Form of 2011 Restricted Share Award Agreement (incorporated herein by reference to Exhibit 10.1 to PostRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 11, 2011).

10.37*†	PostRock 2011 Management Incentive Program (incorporated herein by reference to Exhibit 10.2 to PostRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 11, 2011).

10.38*†	PostRock 2010 Long-Term Incentive Plan Form of Bonus Share Award Agreement (incorporated herein by reference to Exhibit 10.1 to PostRock’s Current Report on Form 8-K filed on August 10, 2010).

10.39*†	PostRock 2010 Long-Term Incentive Plan Form of Stock Option Award Agreement (immediate vesting) (incorporated herein by reference to Exhibit 10.50 to PostRock’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 3, 2011).

10.40*†	PostRock 2010 Long-Term Incentive Plan Form of Stock Option Award Agreement (one-year vesting) (incorporated herein by reference to Exhibit 10.51 to PostRock’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 3, 2011).

10.41*†	PostRock 2010 Long-Term Incentive Plan Form of Stock Option Award Agreement (multi-year vesting) (incorporated herein by reference to Exhibit 10.2 to PostRock’s Current Report on Form 8-K filed on August 10, 2010).

10.42*†	PostRock 2010 Long-Term Incentive Plan Form of Restricted Share Award Agreement (multi-year vesting) (incorporated herein by reference to Exhibit 10.3 to PostRock’s Current Report on Form 8-K filed on August 10, 2010).

10.43*†	PostRock 2010 Long-Term Incentive Plan Form of Restricted Share Unit Award Agreement (multi-year vesting) (incorporated herein by reference to Exhibit 10.4 to PostRock’s Current Report on Form 8-K filed on August 10, 2010).

10.44*†	Summary of certain director compensation matters (incorporated herein by reference to Exhibit 10.11 to PostRock’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 10, 2010).

10.45*	At-The-Market Issuance Sales Agreement dated August 23, 2011 between PostRock Energy Corporation and McNicoll, Lewis & Vlak LLC (incorporated herein by reference to Exhibit 10.1 to PostRock’s Current Report on Form 8-K filed on August 24, 2011).

10.46*	First Amendment to Amended and Restated Pledge and Security Agreement, dated as of August 1, 2011, among PostRock Energy Services Corporation, PostRock MidContinent Production, LLC, STP Newco, Inc. and the Collateral Agent (incorporated herein by reference to Exhibit 10.3 to PostRock’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 9, 2011).

10.47*	Assumption Agreement executed by PostRock Eastern Production, LLC, dated as of August 1, 2011 (incorporated herein by reference to Exhibit 10.4 to PostRock’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 9, 2011).

10.48*	Guaranty (Subsidiary) executed by PostRock Eastern Production, LLC, dated July 31, 2011 (incorporated herein by reference to Exhibit 10.5 to PostRock’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 9, 2011).

21.1	List of Subsidiaries.

Exhibit No.	Description

23.1	Consent of Cawley, Gillespie & Associates, Inc.

23.2	Consent of UHY, LLP.

31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Cawley, Gillespie & Associates, Inc.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	Taxonomy Extension Definition Linkbase Document.

*	Incorporated by reference.
**	Furnished not filed
†	Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 14(a) of this report.

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