Form 10-Q
period 2012-03-31
PostRock Energy Corp
filed 2012-05-11
CIK 1473061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At May 1, 2012, there were 12,405,730 outstanding shares of the registrant’s common stock having an aggregate market value of $30.3 million based on a closing price of $2.44 per share.

POSTROCK ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

POSTROCK ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2011	March 31, 2012
		(Unaudited)
ASSETS
Current assets
Cash and equivalents	$349	$25
Accounts receivable—trade, net	9,123	6,838
Other receivables	1,267	196
Inventory	1,788	1,692
Other	7,492	7,904
Derivative financial instruments	42,803	46,887

Total	62,822	63,542
Oil and natural gas properties, full cost method of accounting, net	124,068	121,659
Pipeline assets, net	59,088	58,503
Other property and equipment, net	14,726	15,542
Other, net	3,497	3,043
Equity investment	12,994	17,163
Derivative financial instruments	29,516	24,277

Total assets	$306,711	$303,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,286	$5,386
Revenue payable	4,972	3,927
Accrued expenses and other	8,700	10,225
Litigation reserve	3,081	4,322
Current portion of long-term debt	3,000	—
Derivative financial instruments	5,223	4,814

Total	31,262	28,674
Derivative financial instruments	4,611	3,925
Long term debt	190,000	179,000
Asset retirement obligations	11,733	11,895
Other	4,559	400

Total liabilities	242,165	223,894
Commitments and contingencies
Series A Cumulative Redeemable Preferred Stock, $0.01 par value; issued and outstanding—6,000 shares	56,736	58,563
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 authorized shares; 215,662 and 222,413 Series B Voting Preferred Stock issued and outstanding, respectively	2	2
Common stock, $0.01 par value; 40,000,000 authorized shares; 9,935,337 and 12,268,970 issued and outstanding, respectively	99	123
Additional paid-in capital	378,093	384,184
Accumulated deficit	(370,384)	(363,037)

Total equity	7,810	21,272

Total liabilities and equity	$306,711	$303,729

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2012
Revenues
Oil and gas sales	$20,237	$13,622
Gathering	1,356	699
Pipeline	3,173	3,428

Total	24,766	17,749
Costs and expenses
Production expense	12,434	11,501
Pipeline expense	1,660	882
General and administrative	4,888	4,579
Litigation reserve	9,500	—
Depreciation, depletion and amortization	6,891	7,013
Gain on disposal of assets	(9,922)	(109)

Total	25,451	23,866

Operating loss	(685)	(6,117)
Other income (expense)
Realized gain from derivative financial instruments	9,236	12,085
Unrealized loss from derivative financial instruments	(10,057)	(60)
Gain from equity investment	—	4,169
Other income, net	334	11
Interest expense, net	(2,689)	(2,741)

Total other income (expense)	(3,176)	13,464

Income (loss) before income taxes	(3,861)	7,347
Income taxes	—	—

Net income (loss)	(3,861)	7,347
Preferred stock dividends	(1,859)	(2,093)
Accretion of redeemable preferred stock	(355)	(471)

Net income (loss) available to common stock	$(6,075)	$4,783

Net income (loss) per common share
Basic	$(0.74)	$0.43
Diluted	$(0.74)	$0.37
Weighted average common shares outstanding
Basic	8,256	11,206
Diluted	8,256	12,786

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2012
Cash flows from operating activities
Net income (loss)	$(3,861)	$7,347
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation, depletion and amortization	6,891	7,013
Stock-based compensation	299	442
Amortization of deferred loan costs	421	409
Change in fair value of derivative financial instruments	10,057	60
Litigation reserve	9,500	—
Gain on disposal of assets	(9,922)	(109)
Gain from equity investment	—	(4,169)
Other non-cash changes to net income (loss)	(291)	130
Change in assets and liabilities
Receivables	1,535	3,356
Payables	187	(555)
Other	(2,227)	(3,489)

Cash flows from operating activities	12,589	10,435

Cash flows from investing activities
Restricted cash	28	—
Proceeds from sale of assets	5,763	232
Equipment, development, leasehold and pipeline	(8,530)	(4,491)

Cash flows from investing activities	(2,739)	(4,259)

Cash flows from financing activities
Repayments of debt	(10,569)	(14,000)
Proceeds from issuance of common stock	—	7,500

Cash flows from financing activities	(10,569)	(6,500)

Net increase (decrease) in cash	(719)	(324)
Cash and equivalents–beginning of period	730	349

Cash and equivalents–end of period	$11	$25

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Amounts subsequent to December 31, 2011 are unaudited)

(in thousands)

	Preferred Shares	Preferred Stock	Common Shares Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Equity
Balance, December 31, 2011	215,662	$2	9,935,337	$99	$378,093	$(370,384)	$7,810
Stock-based compensation	—	—	—	—	442	—	442
Restricted stock grants, net of forfeitures	—	—	153,400	2	(2)	—	—
Issuance of Series B preferred stock	6,751	—	—	—	—	—	—
Issuance of warrants	—	—	—	—	737	—	737
Issuance of common stock	—	—	2,180,233	22	7,478	—	7,500
Preferred stock dividends	—	—	—	—	(2,093)	—	(2,093)
Preferred stock accretion	—	—	—	—	(471)	—	(471)
Net income	—	—	—	—	—	7,347	7,347

Balance, March 31, 2012	222,413	$2	12,268,970	$123	$384,184	$(363,037)	$21,272

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

PostRock Energy Corporation is an independent oil and gas company engaged in the acquisition, exploration, development, production and gathering of crude oil and natural gas. It manages its business in two segments, production and pipeline. Its production segment is focused in the Cherokee Basin, a 15-county region in southeastern Kansas and northeastern Oklahoma. It also has minor oil producing properties in Oklahoma and oil and gas producing properties in the Appalachian Basin. The pipeline segment consists of a 1,120 mile interstate natural gas pipeline, which transports natural gas from northern Oklahoma and western Kansas to Wichita and Kansas City (the “KPC Pipeline”). Unless the context requires otherwise, references to “PostRock,” the “Company,” “we,” “us” and “our” refer to PostRock Energy Corporation and its consolidated subsidiaries.

The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”).

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The update requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established under FASB ASC 820. The update also requires separate presentation (on a gross basis rather than as one net number) about purchases, sales, issuances, and settlements within the reconciliation of activity in Level 3 fair value measurements. The guidance is effective for any fiscal period beginning after December 15, 2009, except for the requirement to separately disclose purchases, sales, issuances, and settlements, which is effective for any fiscal period beginning after December 15, 2010. The Company adopted the provisions of this update relating to disclosure on movement of assets among Levels 1 and 2 beginning with the quarter ended March 31, 2010, while the provisions requiring gross presentation of activity within Level 3 assets were adopted beginning with the quarter ended March 31, 2011. The adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies the principles and definitions used to measure fair value and expands disclosure requirements in order to achieve greater consistency between U.S. GAAP and International Financial Reporting Standards. The amendment does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. ASU 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The amendment did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

comprehensive income and the total of comprehensive income. Certain provisions in this update relating to the new presentation for reclassifications of items out of accumulated other comprehensive income have been delayed indefinitely. The remaining amendments are to be applied retrospectively and are effective for fiscal years and interim periods within those years beginning after December 15, 2011. The amendment did not have a material impact on the Company’s consolidated financial statements.

Note 2 — Divestitures

Appalachian Basin Sale—In December 2010, the Company entered into an agreement with Magnum Hunter Resources Corporation (“MHR”) to sell certain oil and gas properties and related assets in West Virginia. The sale closed in three phases in December 2010, January 2011 and June 2011 for a total of $44.6 million. The amount received for the second phase was $11.7 million paid half in cash and half in MHR common stock . The Company recorded a gain of $10.0 million, net of $114,000 in selling costs, in January 2011 related to the second phase of the sale with a corresponding reduction in the carrying amount of its oil and gas full cost pool of $1.5 million. In addition, the Company reduced the gain on the Appalachian Basin sale by $111,000 during the first quarter of 2011 to reflect post-closing adjustments pursuant to the sale agreement with MHR.

Of the total proceeds received from all three phases of the sale, $6.4 million was set aside in escrow to cover potential claims for indemnity and title defects. The total first and second closing escrowed amount of $5.9 million is to be released in June 2012 while the third closing escrowed amount of $564,000 is to be released in December 2012. These amounts are reflected in the condensed consolidated balance sheet as a component of other current assets. If all of the amounts in escrow are released, the Company would receive a total of $1.5 million with the remaining amount to be released to the lender and a third-party and reflected in the condensed consolidated balance sheet in other current liabilities.

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Other Balance Sheet Items

The following describes the components of the following condensed consolidated balance sheet items (in thousands):

	December 31, 2011	March 31, 2012
Other current assets
Prepaid fees and deposits	$1,022	$1,465
Escrowed funds (1)	6,439	6,439
Other	31	—

Total	$7,492	$7,904

Other noncurrent assets
Intangible assets	$676	$603
Deferred financing costs	2,270	1,893
Noncurrent deposits and other	551	547

Total	$3,497	$3,043

Accrued expenses and other current liabilities
Interest	$53	$45
Employee-related costs and benefits	1,294	1,475
Non-income related taxes	41	981
Escrowed funds due to third parties (2)	4,981	4,981
Fees for services	1,042	1,053
Other	1,289	1,690

Total	$8,700	$10,225

Other noncurrent liabilities
Litigation reserve (3)	$4,111	$—
Lease termination costs	440	393
Other	8	7

Total	$4,559	$400

(1)	Escrowed funds relate to the proceeds from the Appalachian Basin sale. The escrowed funds are restricted to cover indemnities and title defects related to the sale. If there are no claims against escrow, $5.9 million is scheduled to be released in June 2012 with the remainder to be released in December 2012.
(2)	The portion of escrowed funds from the Appalachian Basin sale that, upon release, will be payable to the Royal Bank of Canada (“RBC) and a third party.
(3)	Recorded at present value. At March 31, 2012, litigation reserve is presented as a separate item within current liabilities.

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

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Derivative Financial Instruments	Balance Sheet location	December 31, 2011	March 31, 2012
Commodity contracts	Current derivative financial instrument asset	$42,803	$46,887
Commodity contracts	Long-term derivative financial instrument asset	29,516	24,277
Commodity contracts	Current derivative financial instrument liability	(5,223)	(4,814)
Commodity contracts	Long-term derivative financial instrument liability	(4,611)	(3,925)

		$62,485	$62,425

Gains and losses associated with derivative financial instruments related to oil and gas production were as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2011	2012
Realized gains	$9,236	$12,085
Unrealized gains (losses)	(10,057)	(60)

Total	$(821)	$12,025

The following table summarizes the estimated volumes, fixed prices and fair values attributable to all of the Company’s oil and gas derivative contracts at March 31, 2012.

	Remainder of	Year Ending December 31,
	2012	2013	2014	2015-2016	Total
	($ in thousands, except per unit data)
Natural Gas Swaps
Contract volumes (Mmbtu)	8,262,298	9,000,003	—	—	17,262,301
Weighted-average fixed price per Mmbtu	$6.97	$7.28	$—	$—	$7.13
Fair value, net	$37,178	$33,986	$—	$—	$71,164
Natural Gas Basis Swaps
Contract volumes (Mmbtu)	6,762,295	9,000,003	—	—	15,762,298
Weighted-average fixed price per Mmbtu	$(0.72)	$(0.71)	$—	$—	$(0.71)
Fair value, net	$(3,332)	$(4,440)	$—	$—	$(7,772)
Crude Oil Swaps
Contract volumes (Bbl)	50,013	65,892	61,680	112,056	289,641
Weighted-average fixed price per Bbl	$93.86	$101.70	$97.00	$92.29	$95.71
Fair value, net	$(533)	$(124)	$(114)	$(196)	$(967)
Total fair value, net	$33,313	$29,422	$(114)	$(196)	$62,425

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2012, the Company repriced the portion of its natural gas swap contracts expected to settle in June, July and August of 2012 to market prices and received proceeds of $10.8 million.

The following table summarizes the estimated volumes, fixed prices and fair values attributable to all of the Company’s oil and gas derivative contracts at December 31, 2011:

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

Note 5 — Fair Value Measurements

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

Equity Investment The Company owns an equity investment in Constellation Energy Partners LLC (“CEP”). At March 31, 2012, the investment included 482,999 Class A Member Interests and 5,918,894 Class B Member Interests, for a total 26.5% voting interest in CEP. Fair value for the Class B Member Interests, which are publicly traded, is based on market price and classified as a Level 1 measurement under the fair value hierarchy. Fair value for the Class A Member Interests, classified as a Level 2 measurement, is based on the market price of the publicly traded interests and a premium reflecting certain additional rights. At March 31, 2012, the fair values used for the Class A units and the Class B units were $3.79 and $2.59 per unit, respectively.

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Measurement information for assets and liabilities that are measured at fair value on a recurring basis was as follows:

	Level 1	Level 2	Level 3	Total Net Fair Value
At December 31, 2011
Equity investment	$11,601	$1,393	$—	$12,994
Derivative financial instruments — assets	—	72,319	—	72,319
Derivative financial instruments — liabilities	—	(9,834)	—	(9,834)

Total	$11,601	$63,878	$—	$75,479

At March 31, 2012
Equity investment	$15,330	$1,833	$—	$17,163
Derivative financial instruments — assets	—	71,164	—	71,164
Derivative financial instruments — liabilities	—	(8,739)	—	(8,739)

Total	$15,330	$64,258	$—	$79,588

The Company classifies assets and liabilities within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement of each individual asset and liability taken as a whole.

There were no movements between Levels 1 and 2 during the three months ended March 31, 2011 and 2012.

The following table sets forth a reconciliation of changes in the fair value of risk management assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2011 (in thousands). With respect to Level 3 assets or liabilities, there were no transfers, purchases, sales or issuances during this time period. The Company did not own any Level 3 assets and liabilities during the three month period ended March 31, 2012.

Three Months Ended March 31, 2011
Balance at beginning of period	$(9,853)
Realized and unrealized gains included in earnings (1)	(857)
Settlements	895

Balance at end of period	$(9,815)

(1)	Includes $792,000 in unrealized losses relating to liabilities held at March 31, 2011.

Additional Fair Value Disclosures — The Company has 6,000 outstanding shares of Series A Cumulative Redeemable Preferred Stock (see Note 9 — Redeemable Preferred Stock and Warrants). The fair value and the carrying value of these securities were $62.2 million and $56.7 million, respectively, at December 31, 2011, and $75.7 million and $58.6 million, respectively, at March 31, 2012. The fair value was determined by discounting the cash flows over the remaining life of the securities utilizing a LIBOR interest rate and a risk premium of approximately 13.0% and 9.3% at December 31, 2011, and March 31, 2012, respectively, which was based on companies with similar leverage ratios to PostRock. The Company has classified the valuation of these securities under Level 2 of the fair value hierarchy.

The Company’s long-term debt consists entirely of floating-rate facilities. The carrying amount of floating-rate debt approximates fair value because the interest rates paid on such debt are generally set for periods of six months or shorter.

Note 6—Equity Investment

The Company believes that its 26.5% voting interest in CEP at March 31, 2012, along with the right to appoint two directors to CEP’s Board provide it the ability to exercise significant influence over the operating and financial policies of CEP. Rather than accounting for the investment under the equity method, the Company elected the fair

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value option to account for its interest in CEP. The fair value option was chosen as the Company determined that the market price of CEP’s publicly traded interests provided a more accurate fair value measure of the Company’s investment in CEP. The Company has not elected the fair value option for any of its other assets and liabilities. As a result of the increase in the market price of CEP’s traded interests, the Company recorded a gain of $4.2 million for the three months ended March 31, 2012. The gain was recorded as a component of other income (expense) in the condensed consolidated statement of operations.

The following table presents summarized financial information of CEP (in thousands):

Three Months Ended March 31, 2012
Revenues	$23,760
Gross profit (loss) (1)	7,407
Net income (loss) from continuing operations	5,885
Net income (loss)	5,885

(1)	Equals revenues less operating expenses

Note 7 — Asset Retirement Obligations

The following table reflects the changes to asset retirement obligations for the period indicated (in thousands):

	Three Months Ended March 31,
	2011	2012
Asset retirement obligations at beginning of period	$7,150	$11,733
Liabilities incurred	23	—
Liabilities settled	—	(48)
Accretion	161	210
Divestitures	—	—

Asset retirement obligations at end of period	$7,334	$11,895

Note 8 — Long-Term Debt

The following is a summary of long-term debt at the dates indicated (in thousands):

	December 31, 2011	March 31, 2012
Borrowing Base Facility	$190,000	$179,000
Secured Pipeline Loan	3,000	—

Total debt	193,000	179,000
Less current maturities included in current liabilities	3,000	—

Total long-term debt	$190,000	$179,000

The terms of the Company’s credit facilities are described within Note 10 of Item 8. Financial Statement and Supplementary Data in the 2011 10-K. During the first quarter of 2012, the Company made $11.0 million in net payments on its Borrowing Base Facility. In addition, the Company made $3.0 million in payments on the Secured Pipeline Loan, which was fully retired in February 2012. The Company is currently in discussion with its lenders regarding the redetermination of the borrowing base under the Borrowing Base Facility that was to be effective as of April 30, 2012.

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company was in compliance with all of its financial covenants under the Borrowing Base Facility at March 31, 2012.

Note 9 — Redeemable Preferred Stock and Warrants

Prior to July 1, 2013, the Company may accrue dividends on its Cumulative Redeemable Series A Preferred Stock (the “Series A Preferred Stock”) rather than paying them in cash. Whenever dividends are accrued on a quarterly dividend payment date, the liquidation preference of the Series A Preferred Stock is increased by the amount of the accrued dividends and additional warrants to purchase shares of PostRock common stock and additional shares of Series B Preferred Stock are issued. The Company records the increase in liquidation preference and the issuance of additional warrants by allocating their relative fair values to the amount of accrued dividends. The allocation results in an increase to the Company’s temporary equity related to the Series A Preferred Stock and an increase to additional paid in capital related to the additional warrants issued. The increase to additional paid in capital related to additional warrants issued was $737,000 during the three months ended March 31, 2012.

The following tables describe the changes in temporary equity, currently consisting of the Series A Preferred Stock (in thousands except share amounts), and in the outstanding warrants:

	Carrying Value of Series A Preferred Stock	Number of Outstanding Series A Preferred Shares	Liquidation Value of Series A Preferred Stock	Number of Outstanding Warrants	Weighted Average Exercise Price of Warrants
December 31, 2011	$56,736	6,000	$69,759	21,566,245	$3.23
Accrued dividends	1,356	—	2,093	675,088	3.10
Accretion	471	—	—	—	—

March 31, 2012	$58,563	6,000	$71,852	22,241,333	$3.23

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10 — Equity and Earnings per Share

Share-Based Payments — The Company recorded share based compensation expense of $299,000 and $442,000 for the three months ended March 31, 2011 and 2012, respectively. Total share-based compensation to be recognized on unvested stock awards and options at March 31, 2012, is $2.7 million over a weighted average period of 1.37 years. The following table summarizes option and restricted awards granted during the first quarter of 2012 and their associated valuation assumptions:

	Number of awards granted	Fair value per option or share	Exercise price	Risk free rate	Volatility
Options
First quarter 2012 employee awards (1)	95,000	$1.69	$2.93	0.9%	76.1%
Restricted Stock
First quarter 2012 employee awards (2)	153,800	$3.70	n/a	n/a	n/a

(1)	Awards vest ratably over a three year period.
(2)	Awards vest in one year.

In addition to the awards listed above, the Company also granted 141,560 restricted stock awards and 134,230 stock options with an exercise price of $3.09 to employees on April 2, 2012. These awards vest ratably over a three year period.

Income/(Loss) per Share — A reconciliation of the numerator and denominator used in the basic and diluted per share calculations for the periods indicated is as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2012
Net income (loss)	$(3,861)	$7,347
Preferred accretion	(355)	(471)
Preferred stock dividends	(1,859)	(2,093)

Net income (loss) attributable to common stockholders	$(6,075)	$4,783

Denominator
Common shares	8,256,149	11,206,112

Denominator for basic earnings per share	8,256,149	11,206,112

Effect of potentially dilutive securities
Unvested share-based awards	—	49,270
Warrants	—	1,528,334
Stock options	—	2,023

Denominator for diluted earnings per share	8,256,149	12,785,739

Basic earnings per share	$(0.74)	$0.43

Diluted earnings per share	$(0.74)	$0.37

Securities excluded from earnings per share calculation:
Unvested share-based awards	392,000	14,998
Antidilutive stock options	536,350	1,070,620
Warrants	19,875,191	1,830,462

Common Stock Issuance — On February 9, 2012, the Company issued 2,180,233 shares of its common stock to White Deer Energy L.P. and its affiliates for proceeds of $7.5 million, which were used to retire the Secured Pipeline Loan and for other general corporate purposes.

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11 — Commitments and Contingencies

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

During 2011, the Company was involved in various royalty owner lawsuits in Kansas and Oklahoma as further described in Note 14 of Part II, Item 8 in the 2011 10-K. These lawsuits were settled in 2011. The Company made a settlement payment of $3.0 million related to the Kansas lawsuit in January 2012 with an additional payment of $4.5 million to be made by January 31, 2013. The Company has accrued $4.3 million related to its outstanding litigation, which includes $4.2 million for the present value of the remaining payment on its Kansas royalty lawsuit settlement.

Contractual Commitments — The Company has numerous contractual commitments in the ordinary course of business including debt service requirements, operating leases and purchase obligations. Except for debt repayments during the first quarter of 2012 described in Note 8, as of March 31, 2012, there were no other material changes to the Company’s contractual commitments since December 31, 2011.

Note 12 — Operating Segments

Operating segment data for the periods indicated is as follows (in thousands):

	Production	Pipeline	Total
Three months ended March 31, 2011
Revenues	$21,593	$3,173	$24,766
Operating profit	$13,130	$573	$13,703

Three months ended March 31, 2012
Revenues	$14,321	$3,428	$17,749
Operating profit (loss)	$(3,238)	$1,700	$(1,538)

Identifiable assets
December 31, 2011	$245,093	$61,618	$306,711
March 31, 2012	$242,848	$60,881	$303,729

The following table reconciles segment operating profits reported above to income before income taxes (in thousands):

	Three Months Ended March 31,
	2011	2012
Segment operating profit (1)	$13,703	$(1,538)
General and administrative expenses	(4,888)	(4,579)
Litigation reserve	(9,500)	—
Gain (loss) from derivative financial instruments	(821)	12,025
Interest expense, net	(2,689)	(2,741)
Gain from equity investment	—	4,169
Other income, net	334	11

Income (loss) before income taxes	$(3,861)	$7,347

(1)	Segment operating profit represents total revenues less costs and expenses directly attributable thereto.

Note 13 — Subsequent Events

In April 2012, the Company repriced the portion of its natural gas swap contracts expected to settle in June, July and August of 2012 to market prices and received proceeds of $10.8 million. The Company is currently in discussion with its lenders regarding the redetermination of the borrowing base under the Borrowing Base Facility that was to be effective as of April 30, 2012.

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

The following discussion should be read together with the unaudited consolidated financial statements and related notes included elsewhere herein and with our annual report on Form 10-K for the year ended December 31, 2011.

2012 Drilling Program Update

For 2012, we budgeted approximately $12.1 million to drill and complete 34 new gas wells in the Cherokee Basin and five new oil wells in central Oklahoma, and recomplete eight oil wells in central Oklahoma and 36 oil wells in the Appalachian Basin. In addition, we budgeted $9.6 million for land, infrastructure and equipment. During 2012, we recompleted 18 wells to increase oil production. Capital spending in the first quarter of 2012 included $1.6 million on drilling and recompletions, $1.4 million to complete our vehicle and equipment efficiency projects, $913,000 to connect two sections of our gathering system to improve production, $751,000 to complete our consolidation and upgrade of facilities in the Cherokee Basin, $62,000 to extend leases in the Cherokee Basin and $113,000 on our interstate pipeline. Our capital spending for the remainder of 2012 is subject to available capital as discussed below in “Sources of Liquidity in 2012 and Capital Requirements.”

The significant reduction in natural gas prices at the end of 2011 has continued into 2012, falling below $2.00 per MMbtu in April 2012, and prices are not expected to return to economic levels for some time. As a result, we have curtailed all capital expenditures related to natural gas and have redirected our remaining budgeted drilling capital to oil development opportunities on existing leasehold. These opportunities include the potential for behind-pipe recompletions, workovers and new drilling locations. While we are still in the early stages of testing this potential, results from initial efforts are encouraging. From the 18 oil recompletions we have performed to date in the Cherokee Basin, seven are currently producing oil, four will not produce oil and results are still pending on the remaining seven. The seven wells currently producing oil are flowing 26 net barrels a day in total. While it is too soon to draw broad conclusions, successful results in these initial tests could add up to 300 recompletion and 300 new well opportunities.

Results of Operations

Operating segment data for the periods indicated are as follows (in thousands):

	Three Months Ended March 31,		Increase/
	2011	2012	(Decrease)
Revenues
Oil and gas sales	$20,237	$13,622	$(6,615)	(32.7)%
Gathering	1,356	699	(657)	(48.5)%

Total production segment	21,593	14,321	(7,272)	(33.7)%
Pipeline segment	3,173	3,428	255	8.0%

Total	$24,766	$17,749	$(7,017)	(28.3)%

Operating profit
Production	$13,130	$(3,238)	$(16,368)	(124.7)%
Pipelines	573	1,700	1,127	196.7%

Total segment operating profit	13,703	(1,538)	(15,241)	(111.2)%
General and administrative expenses	(4,888)	(4,579)	309	(6.3)%
Litigation reserve	(9,500)	—	9,500	(100.0)%

Total operating profit	$(685)	$(6,117)	$(5,432)	(793.0)%

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2012

The following table presents financial and operating data for the periods indicated as follows:

	Three Months Ended March 31,		Increase/
	2011	2012	(Decrease)
	($ in thousands except per unit data)
Production Segment
Oil and gas sales	$20,237	$13,622	$(6,615)	(32.7)%
Gathering revenue	$1,356	$699	$(657)	(48.5)%
Production expense	$12,434	$11,501	$(933)	(7.5)%
Depreciation, depletion and amortization	$5,951	$6,162	$211	3.5%
Gain (loss) on disposal of assets	$9,922	$104	$(9,818)	(99.0)%
Production Data
Total production (Mmcfe)	4,673	4,429	(244)	(5.2)%
Average daily production (Mmcfe/d)	51.9	48.7	(3.2)	(6.2)%
Average Sales Price per Unit (Mcfe)
Natural Gas (Mcf)	$4.08	$2.73	$(1.35)	(33.1)%
Oil(Bbl)	$88.58	$99.25	$10.67	12.0%
Natural Gas Equivalent (Mcfe)	$4.33	$3.08	$(1.25)	(28.9)%
Average Unit Costs per Mcfe
Production expense	$2.66	$2.60	$(0.06)	(2.3)%
Depreciation, depletion and amortization	$1.27	$1.39	$0.12	9.4%
Pipeline Segment
Pipeline revenue	$3,173	$3,428	$255	8.0%
Pipeline expense	$1,660	$882	$(778)	(46.9)%
Depreciation and amortization expense	$940	$851	$(89)	(9.5)%
Gain (loss) on disposal of asset	$—	$5	$5	*%

*	Not meaningful

Oil and gas sales decreased $6.6 million, or 32.7%, from $20.2 million during the three months ended March 31, 2011 to $13.6 million during the three months ended March 31, 2012. Decreased average realized natural gas prices reduced revenue by $5.8 million and lower production volumes reduced revenue by $1.0 million. These decreases were slightly offset by increased oil production volumes and prices. Our average realized prices on an equivalent basis (Mcfe) decreased from $4.33 per Mcfe for the three months ended March 31, 2011, to $3.08 per Mcfe for the three months ended March 31, 2012. Oil and gas sales exclude any realized or unrealized hedging gains or losses.

Gathering revenue decreased $657,000, or 48.5%, from $1.4 million for the three months ended March 31, 2011 to $699,000 for the three months ended March 31, 2012. The decrease is primarily due to the settlement of the royalty lawsuits in late 2011 which lowered the rates that we are paid for gathering royalty interest gas. A decline in production volumes also contributed to the decrease.

Pipeline revenue increased $255,000, or 8.0%, from $3.2 million for the three months ended March 31, 2011 to $3.4 million for the three months ended March 31, 2012. The increase was due to higher volumes transported associated with oil production in Osage County, Oklahoma.

Production expense consists of lease operating expenses, production taxes and gathering expense. Production expense decreased $933,000, or 7.5%, from $12.4 million for the three months ended March 31, 2011, to $11.5 million for the three months ended March 31, 2012. The decrease was in part due to field optimization projects we began in the latter half of 2011, which resulted in decreased labor, vehicle and equipment costs of $741,000 and decreased gathering costs of $239,000. Also contributing to the decrease was a reduction in production taxes of $912,000 primarily due to lower gas prices and production. These reductions were offset by decreased capitalized expenses of $569,000 due to reduced drilling activity, a one-time charge of $368,000 related to our March 2012 field reorganization and a $22,000 increase across various other expense items. We believe that the field reorganization will result in annual savings of $2.0 million from reduced labor and equipment costs. Production costs were $2.66 per Mcfe for the three months ended March 31, 2011 as compared to $2.60 per Mcfe for the three months ended March 31, 2012. Excluding the one-time charge, production costs for the current quarter were $2.51 per Mcfe.

Pipeline expense decreased $778,000, or 46.9%, from $1.7 million during the three months ended March 31, 2011, to $882,000 during the three months ended March 31, 2012. Costs were higher in the prior year period due to $335,000 of costs related to an external gas leak and $261,000 of costs related to a pipeline capacity lease that was negotiated lower in January 2011 and finally expired at the end of October 2011.

Depreciation, depletion and amortization increased $122,000, or 1.8%, from $6.9 million during the three months ended March 31, 2011, to $7.0 million during the three months ended March 31, 2012. Depletion and amortization on our production properties increased approximately $211,000, or 3.5%, from $6.0 million during the three months ended March 31, 2011 to $6.2 million during the three months ended March 31, 2012. Increased depletion and amortization was primarily due to a higher depletion rate offset by lower production volumes in the current quarter. On a per unit basis, we had an increase of $0.12 per Mcfe from $1.27 per Mcfe during the three months ended March 31, 2011 to $1.39 per Mcfe during the three months ended March 31, 2012. Depreciation and amortization expense on our pipeline segment decreased $89,000, or 9.5%, from $940,000 during the three months ended March 31, 2011, to $851,000 during the three months ended March 31, 2012.

Gain from the disposal of assets of $9.9 million during the three months ended March 31, 2011, was primarily due to the second phase of the Appalachian Basin sale in January 2011.

General and administrative expenses decreased $309,000, or 6.3%, from $4.9 million during the three months ended March 31, 2011, to $4.6 million during the three months ended March 31, 2012. The decrease was primarily due to a $306,000 workman’s compensation claim paid in the first quarter of 2011.

Litigation reserve expense was $9.5 million during the three months ended March 31, 2011. The expense was recorded to increase our litigation reserve to the estimated potential cost to resolve royalty owner lawsuits pending in Oklahoma and Kansas at the time. The Oklahoma lawsuit was settled in 2011 for $5.6 million which was paid in July 2011. The Kansas lawsuit was settled in 2011 for $7.5 million which included $3.0 million paid in January 2012 and $4.5 million to be paid by January 31, 2013. As part of these settlements, all ambiguity in the calculation of prospective as well as prior royalties in our lease agreements was eliminated. Subsequent to the settlements, we are charging post-production costs to royalty and overriding royalty interest owners pursuant to an agreed upon formula derived as part of the settlements.

Other income (expense) consists primarily of gains (losses) from derivative instruments, gains (losses) from equity investments and net interest expense. Gain from derivative financial instruments increased $12.8 million from a loss of $821,000 for the three months ended March 31, 2011, to a gain of $12.0 million for the three months ended March 31, 2012. We recorded unrealized losses of $10.0 million and $60,000 for the three months ended March 31, 2011 and 2012, respectively. We recorded realized gains of $9.2 million and $12.1 million for the three months ended March 31, 2011 and 2012, respectively. We recorded a mark-to market gain on our equity investment in Constellation Energy Partners LLC (“CEP”) of $4.2 million for the three months ended March 31, 2012 with none recorded in the prior year quarter. Interest expense, net, was consistent year over year at $2.7 million for the three months ended March 31, 2011 and 2012, respectively.

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

Our primary sources of liquidity for the three months ended March 31, 2012, were cash generated from our operations and hedging activities, the sale of common stock to White Deer Energy L.P. and its affiliates (“White Deer”) and borrowings under our borrowing base credit facility. At March 31, 2012, we had decreased our debt by $14.0 million from December 31, 2011.

Cash Flows from Operating Activities Cash flows provided by operating activities decreased $2.2 million from $12.6 million for the three months ended March 31, 2011, to $10.4 million for the three months ended March 31, 2012. The decrease was primarily the result of a decrease in revenues partially offset by an increase in gains from our commodity derivatives along with lower operating expenses.

Cash Flows from Investing Activities Cash flows used in investing activities were $2.7 million for the three months ended March 31, 2011, compared to $4.3 million for the three months ended March 31, 2012. Capital expenditures were $8.5 million and $4.5 million for the three months ended March 31, 2011 and 2012, respectively. Cash proceeds from the second phase of our Appalachian Basin sale in the first quarter of 2011 were $5.8 million. The following table sets forth our capital expenditures, including costs we have incurred but not paid, by major categories for the three months ended March 31, 2012 (in thousands):

Three Months Ended March 31, 2012
Capital expenditures
Leasehold acquisition	$62
Development	2,479
Pipelines	113
Other items	2,103

Total capital expenditures	$4,757

Cash Flows from Financing Activities Cash flows used in financing activities totaled $10.6 million for the three months ended March 31, 2011, as compared to $6.5 million for the three months ended March 31, 2012. Debt repayments were $10.6 million and $14.0 million for the three months ended March 31, 2011 and 2012, respectively. During the first quarter of 2012, we issued $7.5 million of common stock to White Deer.

Sources of Liquidity in 2012 and Capital Requirements

We rely on our cash flows from operating activities as a source of internally generated liquidity. During the past three years, our cash flows from operating activities have been sufficient to fund our investing activities. Our long-term ability to generate liquidity internally depends in part on our ability to hedge future production at attractive prices as well as our ability to control operating expenses. This has become especially critical in light of current depressed natural gas prices. To a lesser extent, we have in the past relied on the sale of our non-core production assets to generate liquidity. From time to time, we may also issue equity as an external source of liquidity. On February 9, 2012, we issued 2,180,233 shares of our common stock to White Deer for proceeds of $7.5 million which were used to retire the Secured Pipeline Loan and for other general corporate purposes.

At March 31, 2012, we have a $350 million secured borrowing base revolving credit facility with a borrowing base of $200 million. With borrowings of $179 million and $1.6 million in outstanding letters of credit, we had $19.4 million available under the facility on that date.

We are currently in discussions with our lenders regarding a borrowing base redetermination of the facility based on our oil and gas reserves at December 31, 2011. Primarily as a result of the decline in natural gas price assumptions and the roll off of gas hedges, the borrowing base is expected to be lowered no less than $23 million to $177 million. Given current gas prices, we do not anticipate having meaningful liquidity for some time. We expect to fund working capital and capital expenditures with cash flow from operations and cash on hand.

We have an effective $100 million universal shelf registration statement on Form S-3. We are initially limited to selling debt or equity securities under the shelf registration statement in one or more offerings over a 12 consecutive month period for a total initial public offering price not exceeding one third of our public equity float. The registration statement is intended to give us the flexibility to sell securities if and when market conditions and circumstances warrant, to provide funding for growth or other strategic initiatives, for debt reduction or refinancing and for other general corporate purposes. The actual amount and type of securities or combination of securities and the terms of those securities will be determined at the time of sale, if such sale occurs. If and when a particular series of securities is offered, the prospectus supplement relating to that offering will set forth our intended use of the net proceeds. In addition, we have entered into an at-the-market issuance sales agreement with a sales agent relating to the offering from time to time of shares of our common stock under the shelf registration statement. Sales of shares of our common stock, if any, may be made directly on the NASDAQ Global Market, on any other existing trading market for the common stock or through a market maker, or in privately negotiated transactions, subject to our approval. Our sales agreement is limited to the sale of up to a number of shares of common stock with an initial offering price not to exceed the amount that can be sold under the registration statement. As of the date of the sales agreement, such amount is limited to approximately $20.3 million. As of March 31, 2012, we had not issued any shares of common stock pursuant to the sales agreement.

We are continuing our strategic review of the KPC Pipeline. The review includes a potential sale of the asset which, if consummated, would generate cash and improve our liquidity. Potential buyers are currently engaged in due diligence.

During April 2012 we repriced the portion of our natural gas swap contracts expected to settle in June, July and August of 2012 to market prices for proceeds of $10.8 million. The proceeds will be utilized to reduce our debt.

Dilution

At March 31, 2012, including 2,180,233 shares of our common stock held by White Deer, we had 12,268,970 shares of common stock issued and outstanding. In addition, we have 22,915,155 outstanding warrants to purchase our common stock of which 22,241,333 are owned by White Deer at an average exercise price of $3.23 and 673,822 are owned by Constellation Energy Group Inc. at an average exercise price of $7.07. We also have 114,966 unvested restricted stock units and 1,140,620 options outstanding granted under our long term incentive plan. Consequently, if these securities were included as outstanding, our outstanding shares would have been 36,439,711 of which the warrants and common stock owned by White Deer represent approximately 67%. By exercising their warrants, White Deer can benefit from their respective percentage of all of our profits and growth. In addition, if White Deer begins to sell significant amounts of our common stock, or if public markets perceive that they may sell significant amounts of our common stock, the market price of our common stock may be significantly impacted.

Contractual Obligations

We have numerous contractual commitments in the ordinary course of business, including debt service requirements, purchase obligations and operating lease commitments. Except for the debt repayments during the first quarter of 2012, at March 31, 2012, there were no other material changes to our contractual commitments since December 31, 2011.

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

You should consider carefully the statements under Item 1A. Risk Factors included in our annual report on Form 10-K for the year ended December 31, 2011, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements. Our annual report on Form 10-K for the year ended December 31, 2011, is available on our website at www.pstr.com.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following table summarizes the estimated volumes, fixed prices and fair value attributable to oil and gas derivative contracts at March 31, 2012.

	Remainder of	Year Ending December 31,
	2012	2013	2014	2015-2016	Total
	($ in thousands, except per unit data)
Natural Gas Swaps
Contract volumes (Mmbtu)	8,262,298	9,000,003	—	—	17,262,301
Weighted-average fixed price per Mmbtu	$6.97	$7.28	$—	$—	$7.13
Fair value, net	$37,178	$33,986	$—	$—	$71,164
Natural Gas Basis Swaps
Contract volumes (Mmbtu)	6,762,295	9,000,003	—	—	15,762,298
Weighted-average fixed price per Mmbtu	$(0.72)	$(0.71)	$—	$—	$(0.71)
Fair value, net	$(3,332)	$(4,440)	$—	$—	$(7,772)
Crude Oil Swaps
Contract volumes (Bbl)	50,013	65,892	61,680	112,056	289,641
Weighted-average fixed price per Bbl	$93.86	$101.70	$97.00	$92.29	$95.71
Fair value, net	$(533)	$(124)	$(114)	$(196)	$(967)
Total fair value, net	$33,313	$29,422	$(114)	$(196)	$62,425

In April 2012, we repriced the portion of our natural gas swap contracts expected to settle in June, July and August of 2012 to market prices and received proceeds of $10.8 million.

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

In connection with the preparation of this quarterly report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There were no changes in internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

See Note 11 in Part I, Item 1 of this Quarterly Report entitled “Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A. RISK FACTORS.

For additional information about our risk factors, see Item 1A. “Risk Factors” in our 2011 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The information set forth in Note 9 in Part I, Item 1 of this Quarterly Report is incorporated herein by reference in response to this item. The additional warrants to purchase 675,088 shares of common stock at an exercise price of $3.10 per share and the additional 6,750.88 shares of Series B preferred stock issued to White Deer were issued in reliance upon an exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving any public offering.

ITEM 6. EXHIBITS

10.1	Stock Purchase Agreement dated February 9, 2012 between PostRock Energy Corporation and White Deer Energy, L.P., White Deer Energy TE L.P. and White Deer Energy FI L.P. (incorporated herein by reference to Exhibit 10.1 to PostRock’s Current Report on Form 8-K filed on February 15, 2012).

10.2	Amendment No. 1, dated as of February 9, 2012, among PostRock Energy Corporation, White Deer Energy L.P., White Deer Energy TE L.P. and White Deer Energy FI L.P., to the First Amended and Restated Registration and Investor Rights Agreement, dated August 8, 2011, by and among PostRock Energy Corporation, Constellation Energy Commodities Group, Inc., White Deer Energy L.P., White Deer Energy TE, L.P. and White Deer Energy FI L.P. (incorporated herein by reference to Exhibit 10.2 to PostRock’s Current Report on Form 8-K filed on February 15, 2012).

10.3*†	Change in Control Severance Plan for Chief Executive Officer.

10.4*†	Change in Control Severance Plan for Executive Officers Other than CEO and President.

10.5*†	PostRock Form of Director Restricted Share Unit Award Agreement (Immediate Vesting).

10.6*†	PostRock Form of Director Restricted Share Unit Award Agreement (One Year Vesting, Five Year Settlement).

31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	Furnished not filed
†	Management contracts and compensatory plans and arrangements

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of May 2012.

PostRock Energy Corporation

By:	/S/ TERRY W. CARTER

Terry W. Carter
Chief Executive Officer and President

By:	/s/ DAVID J. KLVAC

David J. Klvac
Executive Vice President, Chief Financial Officer and Chief Accounting Officer