Form 10-Q
period 2012-09-30
PostRock Energy Corp
filed 2012-11-07
CIK 1473061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

At November 5, 2012, there were 15,566,796 outstanding shares of the registrant’s common stock having an aggregate market value of $22.6 million based on a closing price of $1.45 per share.

POSTROCK ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

POSTROCK ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2011	September 30, 2012
		(Unaudited)
ASSETS
Current assets
Cash and equivalents	$349	$162
Accounts receivable—trade, net	7,785	5,474
Other receivables	1,164	212
Inventory	1,681	1,374
Other	7,455	3,713
Derivative financial instruments	42,803	34,484
Assets of discontinued operations	1,585	—

Total	62,822	45,419
Oil and natural gas properties, full cost method of accounting, net	124,068	110,774
Other property and equipment, net	14,465	14,900
Other, net	2,812	512
Equity investment	12,994	8,416
Derivative financial instruments	29,516	8,585
Assets of discontinued operations	60,034	—

Total assets	$306,711	$188,606

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$5,723	$2,717
Revenue payable	4,972	3,915
Accrued expenses and other	8,327	7,883
Litigation reserve	3,081	4,484
Current portion of long-term debt	3,000	102,855
Derivative financial instruments	5,223	4,440
Liabilities of discontinued operations	936	—

Total	31,262	126,294
Derivative financial instruments	4,611	1,980
Long term debt	190,000	—
Asset retirement obligations	10,087	10,665
Other	4,559	301
Liabilities of discontinued operations	1,646	—

Total liabilities	242,165	139,240
Commitments and contingencies
Series A Cumulative Redeemable Preferred Stock, $0.01 par value; 6,000 and 6,600 shares issued and outstanding, respectively	56,736	66,613
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 authorized shares; 215,662 and 249,215 Series B Voting Preferred Stock issued and outstanding, respectively	2	2
Common stock, $0.01 par value; 100,000,000 authorized shares; 9,935,337 and 15,562,177 issued and outstanding, respectively	99	156
Additional paid-in capital	378,093	389,314
Accumulated deficit	(370,384)	(406,719)

Total equity (deficit)	7,810	(17,247)

Total liabilities and equity (deficit)	$306,711	$188,606

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2012	2011	2012
Revenues
Natural gas sales	$18,889	$10,819	$57,052	$31,069
Crude oil sales	1,654	2,232	5,253	6,254
Gathering	1,383	646	4,272	1,819

Total	21,926	13,697	66,577	39,142
Costs and expenses
Production expense	11,845	9,917	35,685	32,117
General and administrative	3,952	3,495	13,401	11,329
Litigation reserve	1,981	—	11,581	—
Depreciation, depletion and amortization	5,874	7,321	17,780	20,423
Impairment of oil and gas properties	—	4,309	—	4,309
Loss (gain) on disposal of assets	(32)	64	(12,386)	226

Total	23,620	25,106	66,061	68,404

Operating income (loss)	(1,694)	(11,409)	516	(29,262)
Other income (expense)
Realized gain from derivative financial instruments	7,264	2,666	23,171	33,369
Unrealized gain (loss) from derivative financial instruments	4,689	(6,523)	(6,471)	(25,360)
Loss from equity investment	(859)	(2,111)	(859)	(4,578)
Gain on forgiveness of debt	—	—	1,647	255
Other income, net	23	62	193	80
Interest expense, net	(2,485)	(2,615)	(7,474)	(7,835)

Total other income (expense)	8,632	(8,521)	10,207	(4,069)

Income (loss) from continuing operations before income taxes	6,938	(19,930)	10,723	(33,331)
Income taxes	—	—	—	—

Net income (loss) from continuing operations	6,938	(19,930)	10,723	(33,331)
Discontinued operations
Income (loss) from discontinued operations	69	(5,244)	(46)	(3,004)
Income taxes	—	—	—	—

Net income (loss) from discontinued operations	69	(5,244)	(46)	(3,004)

Net income (loss)	7,007	(25,174)	10,677	(36,335)
Preferred stock dividends	(1,973)	(2,341)	(5,747)	(6,589)
Accretion of redeemable preferred stock	(406)	(568)	(1,141)	(1,540)

Net income (loss) available to common stock	$4,628	$(28,083)	$3,789	$(44,464)

Net income (loss) per share available to common stock
Basic income (loss) per share—continuing operations	$0.51	$(1.58)	$0.45	$(3.26)
Basic income (loss) per share—discontinued operations	$—	$(0.36)	$(0.01)	$(0.24)

Basic income (loss) per share	$0.51	$(1.94)	$0.44	$(3.50)

Diluted income (loss) per share—continuing operations	$0.28	$(1.58)	$0.23	$(3.26)
Diluted income (loss) per share—discontinued operations	$0.01	$(0.36)	$—	$(0.24)

Diluted income (loss) per share	$0.29	$(1.94)	$0.23	$(3.50)

Weighted average common shares outstanding
Basic	9,009	14,477	8,528	12,702

Diluted	16,009	14,477	16,753	12,702

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2012
Cash flows from operating activities
Net income (loss)	$10,677	$(36,335)
Adjustments to reconcile net income (loss) to net cash provided by operations
Depreciation, depletion and amortization	20,482	22,960
Impairment of oil and gas properties	—	4,309
Stock-based compensation	1,184	1,554
Amortization of deferred loan costs	1,278	1,208
Change in fair value of derivative financial instruments	6,471	25,836
Litigation reserve	6,031	—
Loss (gain) on disposal of assets	(12,385)	5,811
Gain on forgiveness of debt	(1,647)	(255)
Loss from equity investment	859	4,578
Other non-cash changes to net income	562	389
Change in assets and liabilities
Receivables	1,494	3,253
Payables	(2,806)	(8,803)
Other	(2,725)	4,927

Net cash flows from operating activities	29,475	29,432

Cash flows from investing activities
Restricted cash	28	—
Proceeds from sale of equity securities	1,634	—
Equity investment	(6,864)	—
Proceeds from sale of assets	10,706	53,201
Equipment, development, leasehold and pipeline	(23,398)	(12,276)

Net cash flows from (used in) investing activities	(17,894)	40,925

Cash flows from financing activities
Proceeds from issuance of common stock	—	13,682
Proceeds from issuance of preferred stock and warrants	—	6,000
Proceeds from debt	3,000	—
Repayments of debt	(15,319)	(90,145)
Proceeds from stock option exercise	66	—
Equity issuance costs	—	(81)

Net cash flows used in financing activities	(12,253)	(70,544)

Net decrease in cash	(672)	(187)
Cash and equivalents—beginning of period	730	349

Cash and equivalents—end of period	$58	$162

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts subsequent to December 31, 2011 are unaudited)

(in thousands, except share data)

	Preferred Shares	Preferred Stock	Common Shares Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Equity
Balance, December 31, 2011	215,662	$2	9,935,337	$99	$378,093	$(370,384)	$7,810
Stock-based compensation	—	—	—	—	1,554	—	1,554
Restricted stock grants, net of forfeitures	—	—	284,657	3	(3)	—	—
Issuance of Series B preferred stock	33,553	—	—	—	—	—	—
Issuance of warrants	—	—	—	—	4,252	—	4,252
Issuance of common stock	—	—	5,342,183	54	13,547	—	13,601
Preferred stock dividends	—	—	—	—	(6,589)	—	(6,589)
Preferred stock accretion	—	—	—	—	(1,540)	—	(1,540)
Net loss	—	—	—	—	—	(36,335)	(36,335)

Balance, September 30, 2012	249,215	$2	15,562,177	$156	$389,314	$(406,719)	$(17,247)

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

PostRock Energy Corporation is an independent oil and gas company operating under one segment that includes the acquisition, exploration, development, production and gathering of crude oil and natural gas. Its primary production activity is focused in the Cherokee Basin, a 15-county region in southeastern Kansas and northeastern Oklahoma. It also has minor oil producing properties in Oklahoma and oil and gas producing properties in the Appalachian Basin. The Company previously owned a 1,120 mile interstate natural gas pipeline, which transported natural gas from northern Oklahoma and western Kansas to Wichita and Kansas City. The pipeline was sold in September 2012. Unless the context requires otherwise, references to “PostRock,” the “Company,” “we,” “us” and “our” refer to PostRock Energy Corporation and its consolidated subsidiaries.

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

Certain reclassifications have been made to amounts reported in the previous periods to conform to the current presentation. Among other items, revenues and expenses directly related to the Company’s interstate pipeline sold in September 2012 have been reclassified from continuing operations to discontinued operations for all periods presented. In addition, the assets and liabilities of the interstate pipeline have been separately reflected in the accompanying condensed consolidated balance sheet for the prior period as assets and liabilities of discontinued operations. The separate presentation in the prior period balance sheet is intended to enhance comparability of the assets and liabilities held and used.

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

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In June 2011, the FASB issued ASU 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. Certain provisions in this update relating to the new presentation for reclassifications of items out of accumulated other comprehensive income have been delayed indefinitely. The remaining amendments are to be applied retrospectively and are effective for fiscal years and interim periods within those years beginning after December 15, 2011. The adoption did not have any impact on the Company’s consolidated financial statements.

Note 2 — Divestitures

Appalachian Basin Sale — In December 2010, the Company entered into an agreement with Magnum Hunter Resources Corporation (“MHR”) to sell certain oil and gas properties and related assets in West Virginia. The sale closed in three phases in December 2010, January 2011 and June 2011 for a total of $44.6 million. The amount received for the first and second phases was paid half in cash and half in MHR common stock, while the amount received for the third phase was paid entirely in cash. Gains of $9.9 million and $2.5 million, net of $225,000 and $2.4 million in selling costs and adjustments, were recorded in January 2011 and June 2011 related to the second and third phases of the sale. The corresponding reduction in the Company’s oil and gas full cost pool was $1.5 million for the second closing, with no reduction for the third closing.

Of the total proceeds received from all three phases of the sale, $6.4 million was set aside in escrow to cover potential claims for indemnity and title defects. In June 2012, $5.7 million of escrowed funds relating to the first and second closing was released after net claims of $219,000 were paid. Of the $5.7 million released to the Company, $1.3 million was retained by the Company while $4.4 million was paid to Royal Bank of Canada (“RBC”) under the previously disclosed asset sale agreement with RBC. The $219,000 of net claims paid out of escrow effectively reduced the net proceeds received on the sale, and along with certain post-closing adjustments, resulted in a $266,000 reduction in the gain on sale recognized in June 2012. At September 30, 2012, the remaining balance in escrow was $564,000. The balance is related to the third closing and, subject to certain contingencies, is scheduled to be released in December 2012. The escrow balance is reflected in the condensed consolidated balance sheet as a component of other current assets. If the entire remaining amount in escrow is released, the Company would retain $164,000 while $400,000 will be paid to a third-party. The amount payable to the third party is reflected in the condensed consolidated balance sheet in “accrued expenses and other.”

KPC Sale — On September 28, 2012, the Company consummated the sale of its interstate pipeline subsidiary PostRock KPC Pipeline, LLC ( “KPC”) to MV Pipelines, LLC (“MV”) for a gross purchase price to be paid at closing of $53.5 million. After adjustment for working capital, the Company received $52.9 million in cash at closing, and an additional $500,000 was deposited in escrow to be released to the Company upon acceptable cleanup of a site previously owned by KPC. Details of the transaction are discussed further in Note 13 — Discontinued Operations.

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3 — Other Balance Sheet Items

The following describes the components of the following condensed consolidated balance sheet items (in thousands):

	December 31, 2011	September 30, 2012
Other current assets
Prepaid fees and deposits	$985	$1,419
Escrowed funds from Appalachian Basin sale (1)	6,439	564
Escrowed funds from KPC sale (2)	—	500
Deferred financing costs	31	1,219
Other	—	11

Total	$7,455	$3,713

Other noncurrent assets, net
Deferred financing costs	$2,270	$—
Noncurrent deposits and other	542	512

Total	$2,812	$512

Accrued expenses and other
Interest	$53	$37
Employee-related costs and benefits	1,294	2,483
Non-income related taxes	41	1,937
Escrowed funds due to third parties (3)	4,981	400
Fees for services	1,042	1,587
Other	916	1,439

Total	$8,327	$7,883

Other noncurrent liabilities
Litigation reserve (4)	$4,111	$—
Lease termination costs	440	301
Other	8	—

Total	$4,559	$301

(1)	Escrowed funds relate to the proceeds from the Appalachian Basin sale. The escrowed funds are restricted to cover indemnities and title defects related to the sale. In June 2012, $5.7 million in escrowed funds were released after $219,000 in net claims were paid. The remaining $564,000 is scheduled to be released in December 2012. If the entire remaining amount in escrow is released, the Company would retain $164,000 while $400,000 would be paid to a third party.
(2)	Escrowed funds relate to the proceeds from the KPC sale and will be released to the Company upon acceptable cleanup of a site previously owned by KPC.
(3)	The balance at December 31, 2011, represents the portion of escrowed funds from the Appalachian Basin sale that, upon release, would be payable to RBC and a third party. In June 2012, $4.4 million was paid to RBC and net claims of $219,000 were paid. The balance at September 30, 2012, is payable to a third party.
(4)	Recorded at present value. At September 30, 2012, litigation reserve is presented as a separate item within current liabilities.

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

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Derivative Financial Instruments	Balance Sheet location	December 31, 2011	September 30, 2012
Commodity contracts	Current derivative financial instrument asset	$42,803	$34,484
Commodity contracts	Long-term derivative financial instrument asset	29,516	8,585
Commodity contracts	Current derivative financial instrument liability	(5,223)	(4,440)
Commodity contracts	Long-term derivative financial instrument liability	(4,611)	(1,980)

		$62,485	$36,649

Gains and losses associated with derivative financial instruments related to oil and gas production were as follows for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Realized gains (losses)	$7,264	$2,666	$23,171	$33,369
Unrealized gains (losses)	4,689	(6,523)	(6,471)	(25,360)

Total	$11,953	$(3,857)	$16,700	$8,009

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the estimated volumes, fixed prices and fair values attributable to all of the Company’s oil and gas derivative contracts at September 30, 2012.

	Remainder of 2012	Year Ending December 31,			Total
		2013	2014	2015-2016
	($ in thousands, except per unit data)
Natural Gas Swaps
Contract volumes (Mmbtu)	2,762,296	9,000,003	—	1,047,000	12,809,299
Weighted-average fixed price per Mmbtu	$7.21	$7.28	$—	$4.00	$7.00
Fair value, net	$10,868	$30,849	$—	$(710)	$41,007
Natural Gas Basis Swaps
Contract volumes (Mmbtu)	2,262,295	9,000,003	—	—	11,262,298
Weighted-average fixed price per Mmbtu	$(0.71)	$(0.71)	$—	$—	$(0.71)
Fair value, net	$(1,097)	$(4,563)	$—	$—	$(5,660)
Crude Oil Swaps
Contract volumes (Bbl)	16,671	65,892	61,680	112,056	256,299
Weighted-average fixed price per Bbl	$93.86	$101.70	$97.00	$92.29	$95.95
Fair value, net	$19	$525	$335	$423	$1,302
Total fair value, net	$9,790	$26,811	$335	$(287)	$36,649

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

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Equity Investment The Company owns an equity investment in Constellation Energy Partners LLC (“CEP”). At September 30, 2012, the investment included 483,304 Class A Member Interests and 5,918,894 Class B Member Interests, for a total 26.5% voting interest in CEP. Fair value for the Class B Member Interests, which are publicly traded, is based on market price and classified as a Level 1 measurement under the fair value hierarchy. Fair value for the Class A Member Interests, classified as a Level 2 measurement, is based on the market price of the publicly traded interests and a premium reflecting certain additional rights. At September 30, 2012, the fair values used for the Class A units and the Class B units were $1.86 and $1.27 per unit, respectively.

Measurement information for assets and liabilities that are measured at fair value on a recurring basis was as follows (in thousands):

	Level 1	Level 2	Level 3	Total Net Fair Value
At December 31, 2011
Equity investment	$11,601	$1,393	$—	$12,994
Derivative financial instruments—assets	—	72,319	—	72,319
Derivative financial instruments—liabilities	—	(9,834)	—	(9,834)

Total	$11,601	$63,878	$—	$75,479

At September 30, 2012
Equity investment	$7,517	$899	$—	$8,416
Derivative financial instruments—assets	—	43,069	—	43,069
Derivative financial instruments—liabilities	—	(6,420)	—	(6,420)

Total	$7,517	$37,548	$—	$45,065

The Company classifies assets and liabilities within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement of each individual asset and liability taken as a whole.

There were no movements between Levels 1 and 2 during the nine months ended September 30, 2012. In June 2011, the Company transferred 23,517 shares of MHR common stock with a fair value of $159,000 from Level 2 to Level 1 due to the limited amount of time remaining until restrictions on the Company’s ability to trade these securities lapsed in July 2011. The lifting of restrictions enabled the Company to value these securities at published market prices. These securities were subsequently sold in July 2011.

The following table sets forth a reconciliation of changes in the fair value of risk management assets and liabilities classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2011 (in thousands). With respect to Level 3 assets or liabilities, there were no transfers, purchases, sales or issuances during this time period. The Company did not own any Level 3 assets and liabilities during the nine month period ended September 30, 2012.

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Nine Months Ended September 30, 2011
Balance at beginning of period	$(9,853)
Realized and unrealized gains included in earnings	(2,025)
Transfers out of Level 3 (1)	9,949
Settlements	1,929

Balance at end of period	$—

(1)	Availability of market based information allowed the Company to reclassify all if its swap contracts tied to Southern Star prices from Level 3 to Level 2 during the second quarter of 2011.

Additional Fair Value Disclosures — The Company has 6,600 outstanding shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) (see Note 9 — Redeemable Preferred Stock and Warrants) at September 30, 2012. The fair value and the carrying value of the Series A Preferred Stock were $62.2 million and $56.7 million, respectively, at December 31, 2011, and $93.4 million and $66.6 million, respectively, at September 30, 2012. The fair value was determined by discounting the cash flows over the remaining life of the securities utilizing a LIBOR interest rate and a risk premium of approximately 13.0% and 7.9% at December 31, 2011, and September 30, 2012, respectively, which was based on companies with similar leverage ratios to PostRock. The Company has classified the valuation of these securities under Level 2 of the fair value hierarchy.

The Company’s debt consists entirely of floating-rate facilities. The carrying amount of floating-rate debt approximates fair value because the interest rates paid on such debt are generally set for periods of nine months or shorter.

Note 6 — Equity Investment

The Company believes that its 26.5% voting interest in CEP at September 30, 2012, along with the right to appoint two directors to CEP’s Board provide it the ability to exercise significant influence over the operating and financial policies of CEP. Rather than accounting for the investment under the equity method, the Company elected the fair value option to account for its interest in CEP. The fair value option was chosen as the Company determined that the market price of CEP’s publicly traded interests provided a more accurate fair value measure of the Company’s investment in CEP. The Company has not elected the fair value option for any of its other assets and liabilities.

The following table presents the mark-to-market gains (losses) on our equity investment, which are recorded as a component of other income (expense) in the condensed consolidated statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Mark to market gains (losses) on equity investment	$(859)	$(2,111)	$(859)	$(4,578)

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents summarized financial information of CEP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenues	$31,443	$6,495	$71,671	$42,067
Gross profit (loss) (1)	10,077	(9,650)	13,194	(5,812)
Net income (loss) from continuing operations	7,144	(11,163)	4,459	(10,288)
Net income (loss)	7,144	(11,163)	4,459	(10,288)

(1)	Equals revenues less operating expenses

Note 7 — Asset Retirement Obligations

The following table reflects the changes to asset retirement obligations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2011	2012
Asset retirement obligations at beginning of period	$7,150	$11,733
Liabilities incurred	163	127
Liabilities settled	(71)	(101)
Accretion	485	643
Divestitures (1)	(1)	(1,737)

Asset retirement obligations at end of period	$7,726	$10,665

(1)	The divestiture in 2012 was a result of the KPC sale.

Note 8 — Long-Term Debt

The following is a summary of long-term debt at the dates indicated (in thousands):

	December 31, 2011	September 30, 2012
Borrowing Base Facility	$190,000	$102,855
Secured Pipeline Loan	3,000	—

Total debt	193,000	102,855
Less current maturities included in current liabilities	3,000	102,855

Total long-term debt	$190,000	$—

The terms of the Company’s credit facilities are described within Note 10 of Item 8. Financial Statement and Supplementary Data in the 2011 10-K and Note 8 of Part I, Item 1. Financial Statements in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. During the nine months ended September 30, 2012, the Company made $87.1 million in net payments on its Borrowing Base Facility. These payments included a payment of $12.0 million made during August 2012 utilizing proceeds from the issuance of equity to White Deer Energy L.P. and its affiliates (“White Deer”) (see Note 9) and $51.5 million utilizing proceeds from the KPC sale (see Note 13). In addition, the Company made $3.0 million in payments on the Secured Pipeline Loan, which was fully retired in February 2012. Beginning in June 30, 2012, the Company classified the outstanding balance on the Borrowing Base Facility as a current liability to reflect the facility’s maturity date on June 30, 2013.

At September 30, 2012, the borrowing base was $120.0 million. With outstanding borrowings of $102.9 million and letters of credit of $1.4 million, total utilization under the Borrowing Base Facility was $104.3 million and $15.7 million was available for additional borrowings at September 30, 2012.

The Company was in compliance with all of its financial covenants under the Borrowing Base Facility at September 30, 2012.

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Note 9 — Redeemable Preferred Stock and Warrants

On August 1, 2012, the Company issued an additional $12.0 million of equity to White Deer. In the transaction, the Company issued 3,076,923 shares of common stock at a price of $1.95 per share, the closing bid price from the prior day, for a total of $6.0 million in common stock. The Company also issued $6.0 million initial liquidation preference of Series A Preferred Stock along with warrants to purchase 3,076,923 shares of common stock at an exercise price of $1.95 a share. The $6.0 million investment in Series A Preferred Stock and warrants was recognized on the Company’s condensed consolidated balance sheet based on the relative fair values of both financial instruments. As a result, the Company recorded a $4.0 million increase to temporary equity related to the Series A Preferred Stock and a $2.0 million increase to additional paid in capital related to the warrants issued. The terms of the Series A Preferred Stock and warrants are substantially the same as those in White Deer’s original September 2010 investment, which are further described in Note 12 of Part II, Item 8 in the 2011 10-K. However, the new warrants, including those that may be issued on future pay-in-kind dividends on this preferred stock, are not coupled with a fractional share of Series B Voting Preferred Stock (and therefore have no voting right attached) and all of those warrants will have an exercise price of $1.95 a share, rather than the market price at the time of issuance. White Deer also extended the period during which PostRock may pay-in-kind the dividends on all Series A Preferred Stock held by White Deer by 18 months to December 2014. Proceeds from the investment were used to reduce debt and provide additional working capital.

As discussed above, prior to December 31, 2014, the Company may accrue dividends on its Series A Preferred Stock rather than paying them in cash. Whenever dividends are accrued on a quarterly dividend payment date, the liquidation preference of the Series A Preferred Stock is increased by the amount of the accrued dividends and additional warrants to purchase shares of PostRock common stock are issued. The Company records the increase in liquidation preference and the issuance of additional warrants by allocating their relative fair values to the amount of accrued dividends. The allocation results in an increase to the Company’s temporary equity related to the Series A Preferred Stock and an increase to additional paid in capital related to the additional warrants issued. The increase to additional paid in capital related to additional warrants issued for dividends paid in kind was $2.3 million during the nine months ended September 30, 2012.

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables describe the changes in temporary equity, currently consisting of the Series A Preferred Stock (in thousands except share amounts), and in the outstanding warrants:

	Carrying Value of Series A Preferred Stock	Number of Outstanding Series A Preferred Shares	Liquidation Value of Series A Preferred Stock	Number of Outstanding Warrants	Weighted Average Exercise Price of Warrants
December 31, 2011	$56,736	6,000	$69,759	21,566,245	$3.23
Issuance	4,025	600	6,000	3,076,923	1.95
Accrued dividends	4,312	—	6,589	3,416,768	1.93
Accretion	1,540	—	—	—	—

September 30, 2012	$66,613	6,600	$82,348	28,059,936	$2.93

Note 10 — Equity and Earnings per Share

Share-Based Payments — The Company recorded share based compensation credit of $157,000 and expense of $463,000 for the three months ended September 30, 2011 and 2012, respectively. The credit for the three months ended September 30, 2011 was a result of forfeitures due to employee turnover. Share based compensation expense was $1.2 million and $1.6 million for the nine months ended September 30, 2011 and 2012, respectively. Total share-based compensation to be recognized on unvested stock awards and options at September 30, 2012, is $2.1 million over a weighted average period of 1.32 years. The following table summarizes option and restricted awards granted during 2012 and their associated valuation assumptions:

	Number of awards granted	Fair value per option or share	Exercise price	Risk free rate	Volatility
Options
First quarter 2012 employee awards (1)	95,000	$1.69	$2.93	0.9%	76.1%
Second quarter 2012 employee awards (1)	134,230	$1.88	$3.09	1.28%	74.3%
Restricted Stock Awards
First quarter 2012 employee awards (2)	153,800	$3.70	n/a	n/a	n/a
Second quarter 2012 employee awards (1)	141,100	$3.09	n/a	n/a	n/a
Restricted Stock Units
Second quarter 2012 director awards (3)	120,000	$2.37	n/a	n/a	n/a
Third quarter 2012 director awards (4)	29,967	$1.53	n/a	n/a	n/a

(1)	Awards vest ratably over a three year period.
(2)	Awards vest in one year.
(3)	Awards vest in one year and are deliverable to the participant on the earlier of the fifth anniversary of the grant date or the date of participant’s separation from the Company.
(4)	Awards vest immediately and are deliverable to the participant on the earlier of the fifth anniversary of the grant date or the date of participant’s separation from the Company.

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income/(Loss) per Share — A reconciliation of the denominator (number of shares) used in the basic and diluted per share calculations for the periods indicated is as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2012	2011	2012
Denominator for basic earnings per share	9,009,109	14,477,241	8,528,020	12,702,079

Effect of potentially dilutive securities
Unvested share-based awards	130,591	—	157,238	—
Warrants	6,843,407	—	8,004,358	—
Stock options	26,525	—	63,146	—

Denominator for diluted earnings per share	16,009,632	14,477,241	16,752,762	12,702,079
Securities excluded from earnings per share calculation:
Unvested share-based awards	—	832,977	—	832,977
Antidilutive stock options	420,750	1,133,005	420,750	1,133,005
Warrants	1,293,878	27,149,235	1,293,878	27,149,235

Common Stock Issuance — On February 9, 2012, the Company issued 2,180,233 shares of its common stock to White Deer for proceeds of $7.5 million, which were used to retire the Secured Pipeline Loan and for other general corporate purposes. On August 1, 2012, an additional 3,076,923 shares of common stock were issued to White Deer for proceeds of $6.0 million.

The Company has an effective $100 million universal shelf registration statement under which it has been selling common shares pursuant to an at-the-market issuance sales agreement with a sales agent. Including sales through October 31, 2012, the Company has sold 90,927 common shares for gross proceeds of $191,000 in the current year.

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

During 2011, the Company was involved in various royalty owner lawsuits in Kansas and Oklahoma as further described in Note 14 of Part II, Item 8 in the 2011 10-K. These lawsuits were settled in 2011. The Company made a settlement payment of $3.0 million related to the Kansas lawsuit in January 2012 with an additional payment of $4.5 million to be made by January 31, 2013. The Company has accrued $4.5 million at September 30, 2012, related to its outstanding litigation which represents the present value of the remaining payment on its Kansas royalty lawsuit settlement.

Contractual Commitments — The Company has numerous contractual commitments in the ordinary course of business including debt service requirements, operating leases and purchase obligations. During the nine months ended September 30, 2012, the Company entered into new contractual commitments for data storage services, compressors used in its gathering system and fees related to the sale of the KPC pipeline. As a result, the $3.4 million minimum amount of these contracts over a span of five years would be an increase to the amount included in the Company’s outstanding contractual commitments table at December 31, 2011.

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other than the contractual commitments discussed above and debt repayments during the nine months ended September 30, 2012, there were no material changes to the Company’s contractual commitments since December 31, 2011.

Note 12 — Impairment of Oil and Gas Properties

At the end of each quarterly period, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the full cost ceiling, computed as the sum of the estimated future net revenues from proved reserves using twelve-month average prices discounted at 10%, and adjusted for related income tax effects (ceiling test). Under full cost accounting rules, any ceiling test write-down of oil and natural gas properties may not be reversed in subsequent periods. Since the Company does not designate its derivative financial instruments as hedges, it is not allowed to use the impacts of the derivative financial instruments in its ceiling test computation. As a result, decreases in commodity prices which contribute to ceiling test write-downs may be offset by mark-to-market gains which are not reflected in the Company’s ceiling test results.

The base for the Company’s spot prices for natural gas is Henry Hub and for oil is Cushing, Oklahoma. At September 30, 2012, the ceiling test computation, utilizing a twelve-month average price on that day, resulted in the carrying costs of our unamortized proved oil and natural gas properties, net of deferred taxes, exceeding the September 30, 2012 present value of future net revenues. As a result of this difference, we recorded a ceiling test impairment of $4.3 million for the three and nine months ended September 30, 2012. The Company may face further ceiling test write-downs in future periods, depending on the level of commodity prices, drilling results and well performance.

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

Note 13 — Discontinued Operations

On September 28, 2012, the Company, PostRock Energy Services Corporation, a wholly owned subsidiary of the Company (“Seller”), and KPC entered into and simultaneously closed a Purchase Agreement (the “Purchase Agreement”) with MV pursuant to which the Seller sold all the equity of KPC to MV for a gross purchase price to be paid at closing of $53.5 million. After an adjustment for working capital as set forth in the Purchase Agreement, the Company received $52.9 million in cash at closing while an additional $500,000 was set aside in escrow to be released to the Company upon the acceptable cleanup of a former KPC property now owned by another subsidiary of the Company. MV also agreed to make additional payments of $1.0 million for each of the next four years if qualified EBITDA (as defined in the Purchase Agreement) of KPC for that year exceeds a target amount. KPC owns a 1,120 mile interstate natural gas pipeline that transports natural gas from northern Oklahoma and western Kansas to Wichita and Kansas City, which formerly comprised the Company’s pipeline segment.

The carrying value of KPC’s net assets sold was $57.0 million which resulted in a loss on sale of $5.6 million recorded during the third quarter of 2012. The loss on sale included $2.0 million in closing-related costs comprised of $1.0 million in legal, professional, and investment banking fees, $505,000 of severance and $500,000 in site cleanup costs. The operating results of the KPC pipeline are classified as discontinued operations and are presented in a separate line in the consolidated statement of operations for all periods presented. Prior to the classification as a discontinued operation, the Company had reported this business as a separate segment under the heading “Pipeline.”

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

To enhance comparison of the balance sheet, the Company has separately disclosed the assets and liabilities of KPC at December 31, 2011. The table below sets forth the related assets and liabilities (in thousands):

December 31, 2011
Accounts receivable—trade, net	$1,338
Other receivables	103
Inventory	107
Other	37

Total current assets of discontinued operations	$1,585

Pipeline assets, net	$59,088
Other property and equipment, net	261
Contract-related intangible asset	685

Total noncurrent assets of discontinued operations	$60,034

Accounts payable	$563
Accrued expenses and other	373

Total current liabilities of discontinued operations	$936

Asset retirement obligations	$1,646

Total noncurrent liabilities of discontinued operations	$1,646

The following table discloses the results of discontinued operations related to KPC (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2012	2011	2012
Interstate pipeline revenue	$2,501	$2,692	$8,140	$8,934
Pipeline expense	(1,132)	(1,178)	(4,148)	(2,825)
Depreciation and amortization	(881)	(845)	(2,702)	(2,537)
Loss on disposal of assets (1)	(4)	(5,591)	(1)	(5,586)
General and administrative expenses	(289)	(322)	(876)	(945)
Interest expense	(126)	—	(459)	(45)

Income (loss) from discontinued operations before income taxes	69	(5,244)	(46)	(3,004)
Income taxes	—	—	—	—

Total income (loss) from discontinued operations	$69	$(5,244)	$(46)	$(3,004)

(1)	Includes a loss of $5.6 million from the disposal of KPC for the three and nine month periods ended September 30, 2012.

Note 14 — Subsequent Events

On November 5, 2012, the Company settled its natural gas hedges held for delivery between July 2013 and December 2013 for proceeds of $14.8 million. The proceeds were used to repay outstanding borrowings under the Company’s Borrowing Base Facility.

In connection with the borrowing base redetermination of the Borrowing Base Facility, originally scheduled to be effective on October 31, 2012, based on our oil and gas reserves at June 30, 2012, the Company expects the borrowing base to be $98.0 million, effective as of November 9, 2012. Subsequent to the application of proceeds from the hedge settlement discussed above, the Company’s total utilization under the facility was below $98.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

PostRock Energy Corporation is an independent oil and gas company engaged in the acquisition, exploration, development, production and gathering of crude oil and natural gas. We manage our business in one segment, production. Our primary production activity is focused in the Cherokee Basin, a 15-county region in southeastern Kansas and northeastern Oklahoma. We also have minor oil producing properties in Oklahoma and oil and gas producing properties in the Appalachian Basin. We previously owned a 1,120 mile interstate natural gas pipeline, which transported natural gas from northern Oklahoma and western Kansas to Wichita and Kansas City. We sold the interstate pipeline in September 2012 and are reporting its results as a discontinued operation on our financial statements. Unless the context requires otherwise, references to “PostRock,” the “Company,” “we,” “us” and “our” refer to PostRock Energy Corporation and its consolidated subsidiaries.

The following discussion should be read together with the unaudited consolidated financial statements and related notes included elsewhere herein and with our annual report on Form 10-K for the year ended December 31, 2011.

2012 Drilling Program Update

During 2012, we have performed 87 recompletions, most of which were to increase oil production. We have also drilled 12 oil wells of which five have been brought online. Capital spending during the nine months ended September 30, 2012, included $6.4 million on oil directed drilling and recompletions, $2.0 million on vehicle and equipment replacement, $1.2 million to connect two sections of our gathering system in an effort to improve production, $300,000 to complete our consolidation and upgrade of facilities in the Cherokee Basin, $119,000 to extend leases, $836,000 on information technology and $1.2 million on various other projects related to compressor optimization and field efficiency. Prior to its sale in September 2012, we also incurred $638,000 of capital expenditures on our interstate pipeline. Our capital spending for the remainder of 2012 is subject to available capital as discussed below in “Sources of Liquidity in 2012 and Capital Requirements.”

The significant reduction in natural gas prices at the end of 2011 has continued into 2012. Prices fell below $2.00 per MMbtu in April 2012 and are currently around $3.50 per MMbtu. Even with the recent improvement, prices remain depressed at a level that may not encourage dry gas development for some time. As a result, we have curtailed all capital expenditures related to natural gas and have directed our drilling capital to oil development opportunities. This change in capital development focus is a significant contributing factor to our 12.7% decline in gas production and 28.4% increase in oil production when comparing the three month periods ending September 30, 2011 and 2012.

Since February 2012, we have performed 75 Cherokee Basin recompletions targeting behind-pipe oil potential. Of these, 50 have been producing long enough to determine their results. Peak production rates from successful recompletions have averaged 7 gross barrels of oil per day. Recompletion projects currently have a 50% success rate at finding new oil production. The cash cost of a successful recompletion is approximately $67,000, including a new tank battery, and the cash cost of an unsuccessful recompletion is $22,000. Based on current prices and our pattern of capital costs and success rate, early results indicate our recompletion program should yield a rate of return greater than 45%. For the remainder of 2012 we plan to complete 27 oil recompletions and 16 new oil wells at a total cost of approximately $3 million.

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2012

The following table presents financial and operating data for the periods indicated as follows:

	Three Months Ended September 30,		Increase/ (Decrease)
	2011	2012
	($ in thousands except per unit data)

Natural gas sales	$18,889	$10,819	$(8,070)	(42.7)%
Crude oil sales	$1,654	$2,232	$578	34.9%
Gathering revenue	$1,383	$646	$(737)	(53.3)%
Production expense	$11,845	$9,917	$(1,928)	(16.3)%
Depreciation, depletion and amortization	$5,874	$7,321	$1,447	24.6%
Impairment of oil and gas assets	$—	$4,309	$4,309	*
Gain (loss) on disposal of assets	$32	$(64)	$(96)	*
Production Data
Oil production (Bbls)	19,503	25,035	5,532	28.4%
Natural gas production (Mmcf)	4,611	4,025	(586)	(12.7)%
Total production (Mmcfe)	4,728	4,176	(552)	(11.7)%
Average daily production (Mmcfe/d)	51.4	45.4	(6.0)	(11.7)%
Average Sales Price per Unit
Natural Gas (Mcf)	$4.10	$2.69	$(1.41)	(34.4)%
Oil(Bbl)	$84.81	$89.15	$4.34	5.1%
Natural Gas Equivalent (Mcfe)	$4.35	$3.13	$(1.22)	(28.1)%
Average Unit Costs per Mcfe
Production expense	$2.51	$2.38	$(0.13)	(5.2)%
Depreciation, depletion and amortization	$1.24	$1.75	$0.51	41.1%

*	Not meaningful

Natural gas sales decreased $8.1 million, or 42.7%, from $18.9 million during the three months ended September 30, 2011, to $10.8 million during the three months ended September 30, 2012. Lower natural gas prices resulted in decreased revenues of $5.7 million and lower gas production volumes decreased revenues by $2.4 million. The decline in gas production was the result of suspended gas development during the low gas price environment in 2012. These decreases were slightly offset by increased oil revenue of $578,000, which increased from $1.7 million during the three months ended September 30, 2011, to $2.2 million during the three months ended September 30, 2012. The increase was primarily driven by a 28.4% increase in crude oil volumes sold. Our average realized natural gas price decreased from $4.10 per Mcf for the three months ended September 30, 2011, to $2.69 per Mcf for the three months ended September 30, 2012. During this time period, our average realized crude oil price increased from $84.81 per barrel to $89.15 per barrel.

Gathering revenue decreased $737,000, or 53.3%, from $1.4 million for the three months ended September 30, 2011, to $646,000 for the three months ended September 30, 2012. The decrease is primarily due to the settlement of the royalty lawsuits discussed below, which lowered the rates we receive for gathering royalty interest gas coupled with lower production volumes.

Production expense consists of lease operating expenses, severance and ad valorem taxes (“production taxes”) and gathering expense. Production expense decreased $1.9 million, or 16.3%, from $11.8 million for the three months ended September 30, 2011, to $9.9 million for the three months ended September 30, 2012. The decrease was primarily due to lower production taxes of approximately $732,000, lower labor costs of $727,000, lower gas gathering costs of $153,000, lower repair and maintenance expenses of $512,000, lower vehicle and equipment costs of $371,000 and a downward adjustment to our inventory reserve of $93,000, partially offset by a reduction in capitalized expenses of $672,000. Production expense was $2.51 per Mcfe for the three months ended September 30, 2011, as compared to $2.38 per Mcfe for the three months ended September 30, 2012, as the 16.3% reduction in expense was partially offset by the 11.7% decline in production.

Depreciation, depletion and amortization increased $1.4 million, or 24.6%, from $5.9 million during the three months ended September 30, 2011, to $7.3 million during the three months ended September 30, 2012. On a per unit basis, we had an increase of $0.51 per Mcfe from $1.24 per Mcfe during the three months ended September 30, 2011, to $1.75 per Mcfe during the three months ended September 30, 2012. The increase was primarily due to a higher depletion rate as a result of a decrease in oil and gas reserves brought about by lower natural gas prices partially offset by lower production volumes in the current quarter.

Impairment of our oil and gas properties was $4.3 million during the three months ended September 30, 2012 while none was required in the prior year quarter. Each quarter, we are required to assess the recoverability of the carrying value of our oil and gas properties against the present value of their future expected net revenues utilizing a twelve month average first of the month price for oil and natural gas. Driven by a 30.7% decrease in the third quarter prices compared to the prior year third quarter, the twelve month average natural gas price decreased significantly. This resulted in the carrying value of our oil and natural gas properties exceeding the present value under the prescribed methodology. Natural gas prices during the fourth quarter of 2011 ranged between $3.53 per MMBtu and $3.68 per MMBtu, averaging $3.63 per MMBtu. Thus far, prices during the fourth quarter of 2012 have averaged $3.30 per MMBtu. Absent an increase in natural gas prices, we may be required to record an additional impairment at year-end.

General and administrative expenses decreased $457,000, or 11.6%, from $4.0 million during the three months ended September 30, 2011, to $3.5 million during the three months ended September 30, 2012. The 2011 period included a $757,000 charge related to the closure of our Houston office while the 2012 period included a $435,000 severance charge as we restructured our Oklahoma City office. Excluding these charges, general and administrative expenses would have been $135,000 lower in the current quarter compared to the prior year quarter. The decrease was primarily due to lower wages and bonuses of $373,000, lower legal, accounting and audit fees of approximately $278,000 and lower rent of $69,000 partially offset by higher stock compensation expense of $575,000 as a result of the forfeiture of unvested grants in the prior year quarter.

Litigation reserve expense was $2.0 million for the three months ended September 30, 2011, with none recorded for the current quarter. The 2011 expense was recorded to increase the litigation reserve for our Kansas royalty owner lawsuit, which was settled in 2011 for $7.5 million. The settlement included $3.0 million paid in January 2012 and $4.5 million to be paid by January 31, 2013. A separate royalty owner lawsuit in Oklahoma was settled in 2011 for $5.6 million. As part of these settlements, all ambiguity in the calculation of prospective as well as prior royalties in our lease agreements was eliminated.

Other income (expense) consists primarily of gains (losses) from derivative instruments, gain (loss) from equity investment and net interest expense. We recorded unrealized gains of $4.7 million and unrealized losses of $6.5 million on our derivative contracts for the three months ended September 30, 2011 and 2012, respectively. We recorded realized gains of $7.3 million and $2.7 million on our derivative contracts for the three months ended September 30, 2011 and 2012, respectively. We recorded mark-to-market losses on our equity investment in Constellation Energy Partners LLC (“CEP”) of $859,000 and $2.1 million for the three months ended September 30, 2011 and 2012, respectively. Interest expense, net, was $2.5 million during the three months ended September 30, 2011, and $2.6 million during the three months ended September 30, 2012. Increased interest expense was the result of accretion charges to increase the present value of our litigation reserve.

Discontinued operations includes the operating results related to our interstate pipeline, including the loss we incurred on its sale in September 2012. We recorded income from discontinued operations of $69,000 for the three months ended September 30, 2011, compared to a loss $5.2 million for the three months ended September 30, 2012. The loss in 2012 was driven by the $5.6 million loss on the sale of the pipeline. We received proceeds of $53.4 million on the sale while the carrying value of assets sold was $57.0 million, and $2.0 million in selling costs were incurred. The sale is discussed further in Liquidity and Capital Resources below.

Nine months Ended September 30, 2011 Compared to the Nine months Ended September 30, 2012

The following table presents financial and operating data for the periods indicated as follows:

	Nine months Ended September 30,		Increase/ (Decrease)
	2011	2012
	($ in thousands except per unit data)

Natural gas sales	$57,052	$31,069	$(25,983)	(45.5)%
Crude oil sales	$5,253	$6,254	$1,001	19.1%
Gathering revenue	$4,272	$1,819	$(2,453)	(57.4)%
Production expense	$35,685	$32,117	$(3,568)	(10.0)%
Depreciation, depletion and amortization	$17,780	$20,423	$2,643	14.9%
Impairment of oil and gas properties	$—	$4,309	$4,309	*
Gain (loss) on disposal of assets	$12,386	$(226)	$(12,612)	*
Production Data
Oil production (Bbls)	57,637	67,772	10,135	17.6%
Natural gas production (Mmcf)	13,796	12,454	(1,342)	(9.7)%
Total production (Mmcfe)	14,142	12,861	(1,281)	(9.1)%
Average daily production (Mmcfe/d)	51.8	46.9	(4.9)	(9.5)%
Average Sales Price per Unit
Natural Gas (Mcf)	$4.14	$2.49	$(1.65)	(39.9)%
Oil(Bbl)	$91.14	$92.28	$1.14	1.3%
Natural Gas Equivalent (Mcfe)	$4.41	$2.90	$(1.51)	(34.2)%
Average Unit Costs per Mcfe
Production expense	$2.52	$2.50	$(0.02)	(0.1)%
Depreciation, depletion and amortization	$1.26	$1.59	$0.33	26.2%

*	Not meaningful

Natural gas sales decreased $26.0 million, or 45.5%, from $57.1 million during the nine months ended September 30, 2011, to $31.1 million during the nine months ended September 30, 2012. Lower natural gas prices resulted in decreased revenues of $20.4 million and lower gas production volumes decreased revenues by $5.6 million. The decline in gas production was the result of suspended gas development during the low gas price environment in 2012. These decreases were slightly offset by increased oil revenue of $1.0 million, which increased from $5.3 million during the nine months ended September 30, 2011, to $6.3 million during the nine months ended September 30, 2012. The increase was primarily driven by a 17.6% increase in crude oil volumes sold. Our average realized natural gas price decreased from $4.14 per Mcf for the nine months ended September 30, 2011, to $2.49 per Mcf for the nine months ended September 30, 2012. Our average realized crude oil price was relatively flat across the two periods.

Gathering revenue decreased $2.5 million, or 57.4%, from $4.3 million for the nine months ended September 30, 2011, to $1.8 million for the nine months ended September 30, 2012. The decrease is primarily due to the settlement of royalty lawsuits which lowered the rates that we receive for gathering royalty interest gas coupled with lower production volumes.

Production expense decreased $3.6 million, or 10.0%, from $35.7 million for the nine months ended September 30, 2011, to $32.1 million for the nine months ended September 30, 2012. The 2012 period included a $368,000 charge related to our March 2012 field reorganization. Excluding this charge, production expense was $3.9 million lower than the prior year period. The decrease was in part due to field optimization projects we began in the latter half of 2011, which resulted in decreased labor, vehicle and equipment costs of $3.0 million and decreased gathering costs of $467,000. Also contributing to the decrease was a reduction in production taxes of $2.4 million primarily due to lower gas prices and production. These reductions were offset by decreased capitalized expenses of $2.0 million due to reduced drilling activity. Excluding the field reorganization charge, production expense was $2.47 per Mcfe for the nine months ended September 30, 2012, compared to $2.52 for the nine months ended September 30, 2011.

Depreciation, depletion and amortization increased $2.6 million, or 14.9%, from $17.8 million during the nine months ended September 30, 2011, to $20.4 million during the nine months ended September 30, 2012. On a per unit basis, we had an increase of $0.33 per Mcfe from $1.26 per Mcfe during the nine months ended September 30, 2011, to $1.59 per Mcfe during the nine months ended September 30, 2012. The increase was primarily due to a higher depletion rate as a result of a decrease in oil and gas reserves brought about by lower natural gas prices partially offset by lower production volumes in the current year.

As further described above, impairment of our oil and gas properties was $4.3 million during the nine months ended September 30, 2012 while none was required in the prior year period.

General and administrative expenses decreased $2.1 million, or 15.5%, from $13.4 million during the nine months ended September 30, 2011, to $11.3 million during the nine months ended September 30, 2012. The 2011 period included a $757,000 charge related to the closure of our Houston office and a workman’s compensation payout of $310,000 while the 2012 period included a $435,000 severance charge as we restructured our Oklahoma City office. Excluding these charges, general and administrative expenses would have been $1.4 million lower in the current year period compared to the prior year period. The cost reduction is due to lower wages, bonuses and benefits of $814,000 and lower legal costs of $840,000 as we settled all material lawsuits in 2011. These reductions were offset by a $326,000 increase in stock compensation due to higher forfeitures of unvested grants in the prior year compared to the current year.

Litigation reserve expense was $11.6 million for the nine months ended September 30, 2011, with none recorded for the nine months ended September 30, 2012. The expense in 2011 was recorded to increase our litigation reserve to the estimated potential cost to resolve royalty owner lawsuits pending in Oklahoma and Kansas at the time. As discussed above, these lawsuits were settled in 2011.

We recorded a gain on disposal of assets of $12.4 million during the nine months ended September 30, 2011, compared to a loss of $226,000 during the current year period. The gain in 2011 was primarily due to the second and third phases of the Appalachia Basin sale. Gross proceeds from both phases were $16.6 million. The loss in 2012 was primarily due to a post-closing adjustment related to our Appalachian Basin asset sale.

Other income (expense) consists primarily of gains (losses) from derivative instruments, gain (loss) from equity investment, gain on forgiveness of debt and net interest expense. We recorded unrealized losses of $6.5 million and $25.4 million on our derivative contracts for the nine months ended September 30, 2011 and 2012, respectively. We recorded realized gains of $23.2 million and $33.4 million on our derivative contracts for the nine months ended September 30, 2011 and 2012, respectively. We recorded mark-to-market losses on our equity investment in CEP of $859,000 and $4.6 million during the nine months ended September 20, 2011 and 2012, respectively. Gain on forgiveness of debt was $1.6 million and $255,000 for the nine months ended September 30, 2011 and 2012, respectively. The gains were a result of the settlement of our QER Loan under a troubled debt restructuring as discussed in Liquidity and Capital Resources below. Interest expense, net, was $7.5 million during the nine months ended September 30, 2011, and $7.8 million during the nine months ended September 30, 2012. Increased interest expense was the result of accretion charges to increase the present value of our litigation reserve.

We recorded losses from discontinued operations of $46,000 and $3.0 million for the nine months ended September 30, 2011 and 2012, respectively. The loss on the sale of the interstate pipeline of $5.6 million in the current year was partially offset by increased pipeline revenue, lower pipeline expenses and lower interest charges compared to the prior year period. Pipeline revenue was $794,000 higher as a result of increased throughput from growing gas volumes associated with oil production in Osage County, Oklahoma. Pipeline expense was $1.3 million lower in the current year as the prior year included costs for a capacity lease that expired in October 2011, an external gas leak that occurred during the first quarter of 2011 and contract services that we did not require in the current year. Interest charges in the current year were lower than the prior year as the outstanding balance on our Secured Pipeline Loan was paid off in February 2012.

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

Our primary sources of liquidity for the nine months ended September 30, 2012, were proceeds from selling our interstate pipeline, cash generated from our hedging activities, proceeds from issuing common and preferred stock to White Deer Energy L.P. and its affiliates (“White Deer”), cash flows from operations and borrowings under our borrowing base credit facility. We also received $1.3 million of cash from the release of escrowed proceeds from our Appalachia Basin sale. At September 30, 2012, we had decreased our debt by $90.1 million from December 31, 2011.

Cash Flows from Operating Activities

Cash flows provided by operating activities were essentially flat at $29.5 million and $29.4 million for the nine months ended September 30, 2011 and 2012, respectively. Decreased cash flows from declining revenues were offset by lower production and pipeline operating costs, lower general and administrative expenses, lower legal settlement payments and higher proceeds from our commodity derivatives.

Cash Flows from Investing Activities

Cash flows used in investing activities were $17.9 million for the nine months ended September 30, 2011, compared to cash received of $40.9 million for the nine months ended September 30, 2012. Capital expenditures were $23.4 million and $12.3 million for the nine months ended September 30, 2011 and 2012, respectively. The reduction in capital expenditures was a result of depressed natural gas prices in 2012 which prompted us to curtail gas related projects early in the year and redirect our focus toward oil related projects. We received proceeds from the sale of assets of $10.7 million and $53.2 for nine months ended September 30, 2011 and 2012, respectively. Proceeds from the sale of assets in 2011 were primarily from the second and third phases of our Appalachia Basin asset sale while proceeds in 2012 were from the sale of our interstate pipeline. In September 2011, we purchased an equity interest in CEP for a gross purchase price of $11.5 million, which included $6.6 million in cash and the remainder in equity securities. The following table sets forth our capital expenditures, including costs we have incurred but not paid, by major categories for the nine months ended September 30, 2012 (in thousands):

Nine Months Ended September 30, 2012
Capital expenditures
Leasehold acquisition	$119
Development	7,637
Pipelines (1)	638
Other items	4,337

Total capital expenditures	$12,731

(1)	Relates to the discontinued operations of the interstate pipeline which was sold in September 2012

Cash Flows from Financing Activities

Cash flows used in financing activities were $12.3 million for the nine months ended September 30, 2011, as compared to $70.5 million for the nine months ended September 30, 2012. Debt repayments were $15.3 million and $90.1 million for the nine months ended September 30, 2011 and 2012, respectively. The repayment of debt during the 2011 period was partially offset by $3.0 million in borrowings. During the nine months ended September 30, 2012, we issued $13.5 million of common stock and $6.0 million of preferred stock and warrants to White Deer while incurring $81,000 of issuance costs. We also issued $182,000 of common stock during this period under an at-the-market sales agreement as discussed below.

Sources of Liquidity in 2012 and Capital Requirements

We rely on our cash flows from operating activities as a source of internally generated liquidity. During the past three years, our cash flows from operating activities have been sufficient to fund our investing activities. Our long-term ability to generate liquidity internally depends in part on our ability to hedge future production at attractive prices as well as our ability to control operating expenses. This has become especially critical in light of current depressed natural gas prices. To a lesser extent, we have in the past relied on the sale of our non-core assets to generate liquidity. During 2010 and 2011, we sold several parcels of production assets in the Appalachian Basin. In September 2012, we sold our interstate pipeline. Proceeds from these non-core asset sales were primarily utilized to repay outstanding debt. From time to time, we may also issue equity as an external source of liquidity. On February 9, 2012, we issued 2,180,233 shares of our common stock to White Deer for proceeds of $7.5 million. On August 1, 2012, we issued to White Deer an additional 3,076,923 shares of our common stock at $1.95 per share, $6.0 million initial liquidation preference of our Series A Cumulative Redeemable Preferred Stock and warrants to purchase 3,076,923 shares of common stock at an exercise price of $1.95 per share. Total proceeds from White Deer for the August 1 issuance were $12.0 million. The net proceeds from issuing equity to White Deer in 2012 were utilized to repay outstanding debt and for working capital purposes.

During April 2012 we repriced the portion of our natural gas swap contracts expected to settle in June, July and August of 2012 to market prices for proceeds of $10.8 million. The proceeds were utilized to reduce our debt.

On September 28, 2012, we consummated the sale of our interstate pipeline subsidiary PostRock KPC Pipeline, LLC (“KPC”) to MV Pipelines, LLC (“MV”) for a gross purchase price to be paid at closing of $53.5 million. After an adjustment for working capital, we received $52.9 million in cash at closing, and an additional $500,000 was deposited in escrow to be released to us upon acceptable cleanup of a site previously owned by KPC. MV also agreed to make additional payments of $1.0 million for each of the next four years if qualified EBITDA, as defined in the purchase agreement, of KPC for that year exceeds a target amount.

In conjunction with closing the KPC sale, we utilized proceeds of $51.5 million to repay outstanding borrowings under our secured borrowing base revolving credit facility. Upon the repayment, our borrowing base was reduced to $120 million effective September 28, 2012. With outstanding borrowings of $102.9 million and $1.4 million in letters of credit, our availability under the credit facility at September 30, 2012, was $15.7 million.

We are currently in discussions with our lenders regarding a borrowing base redetermination of the facility, originally scheduled to be effective on October 31, 2012, based on our oil and gas reserves at June 30, 2012. We expect the borrowing base to be reduced $22 million to $98 million effective as of November 9, 2012. On November 5, 2012, we monetized our natural gas hedges held for delivery between July 2013 and December 2013 for $14.8 million. The proceeds from monetizing the hedges were utilized to repay outstanding borrowings under the facility. At November 7, 2012, subsequent to the repayment, we had cash on hand of $290,000, borrowings of $86.4 million and $1.4 million in outstanding letters of credit. At that date and after giving effect to the expected borrowing base redetermination, we had $10.2 million available under our borrowing base credit facility and $10.5 million of available liquidity. We currently believe that cash flows from our current operations and cash on hand, together with availability under our credit facility, will be sufficient to cover our financial obligations and capital spending for the remainder of 2012. However, we may reduce our capital spending budget in the event that our operating results do not meet our current expectations, such as if commodity prices decline further from current levels. Our capital spending will also depend on the initial drilling results from our planned oil recompletes and new oil wells. We recently selected a bank to lead a new borrowing base facility to refinance the existing facility. Given current gas prices, we do not anticipate having meaningful liquidity for some time unless we complete the refinancing.

We have an effective $100 million universal shelf registration statement on Form S-3. We are initially limited to selling debt or equity securities under the shelf registration statement in one or more offerings over a 12 consecutive month period for a total initial public offering price not exceeding one third of our public equity float. The registration statement is intended to give us the flexibility to sell securities if and when market conditions and circumstances warrant, to provide funding for growth or other strategic initiatives, for debt reduction or refinancing and for other general corporate purposes. The actual amount and type of securities or combination of securities and the terms of those securities will be determined at the time of sale, if such sale occurs. If and when a particular series of securities is offered, the prospectus supplement relating to that offering will set forth our intended use of the net proceeds. In addition, we have entered into an at-the-market issuance sales agreement with a sales agent relating to the offering from time to time of shares of our common stock under the shelf registration statement. Sales of shares of our common stock, if any, may be made directly on the NASDAQ Global Market, on any other existing trading market for the common stock or through a market maker, or in privately negotiated transactions, subject to our approval. Our sales agreement is limited to the sale of up to a number of shares of common stock with an initial offering price not to exceed the amount that can be sold under the registration statement. As of the date of the sales agreement, such amount is limited to approximately $20.3 million. We commenced sales of our common stock under the shelf registration statement in June 2012 and through October 2012, have sold 90,927 common shares for gross proceeds of $191,000 and paid aggregate commission of $6,000 to the sales agent.

Escrowed proceeds from the Appalachia Basin Sale

In December 2010, we entered into an agreement with Magnum Hunter Resources Corporation (“MHR”) to sell to MHR certain oil and gas properties and related assets in West Virginia. The sale closed in three phases for a total of $44.6 million. Of the total proceeds received from all three phases of the sale, $6.4 million was set aside in escrow to cover potential claims for indemnity and title defects. In June 2012, $5.7 million of escrowed funds relating to the first and second closing were released after net claims of $219,000 were paid. Of the $5.7 million released, $1.3 million was retained by us while $4.4 million was paid to the Royal Bank of Canada (“RBC”) under the previously disclosed asset sale agreement. At September 30, 2012, the remaining balance in escrow was $564,000. The balance is related to the third closing and, subject to certain contingencies, is scheduled to be released in December 2012. If the entire remaining amount in escrow is released, we would retain $164,000 while $400,000 will be paid to a third-party.

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

Dilution

At September 30, 2012, including 5,257,156 shares of our common stock held by White Deer, we had 15,562,177 shares of common stock issued and outstanding. In addition, we have 28,509,151 outstanding warrants to purchase our common stock of which 28,059,936 are owned by White Deer at an average exercise price of $2.93 and 449,215 are owned by Constellation Energy Group Inc. at an average exercise price of $7.32. We also have 187,454 restricted stock units and 1,171,005 options outstanding granted under our long-term incentive plan. Consequently, if these securities were included as outstanding, our outstanding shares would have been 45,429,787 of which the warrants and common stock owned by White Deer represent approximately 73%. By exercising their warrants, White Deer can benefit from their respective percentage of all of our profits and growth. In addition, if White Deer begins to sell significant amounts of our common stock, or if public markets perceive that they may sell significant amounts of our common stock, the market price of our common stock may be significantly impacted.

Contractual Obligations

We have numerous contractual commitments in the ordinary course of business including debt service requirements, operating leases and purchase obligations. During the first nine months of 2012, we entered into new contractual commitments for office equipment, data storage services and compressors used in our gathering system. As a result, the $3.4 million minimum amount of these contracts over a span of five years would be an increase to the amount included in the outstanding contractual commitments table at December 31, 2011.

Other than the contractual commitments discussed above and debt repayments during the nine months ended September 30, 2012, there were no material changes to our contractual commitments since December 31, 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following table summarizes the estimated volumes, fixed prices and fair value attributable to oil and gas derivative contracts at September 30, 2012.

	Remainder of 2012	Year Ending December 31,			Total
		2013	2014	2015-2016
	($ in thousands, except per unit data)
Natural Gas Swaps
Contract volumes (Mmbtu)	2,762,296	9,000,003	—	1,047,000	12,809,299
Weighted-average fixed price per Mmbtu	$7.21	$7.28	$—	$4.00	$7.00
Fair value, net	$10,868	$30,849	$—	$(710)	$41,007
Natural Gas Basis Swaps
Contract volumes (Mmbtu)	2,262,295	9,000,003	—	—	11,262,298
Weighted-average fixed price per Mmbtu	$(0.71)	$(0.71)	$—	$—	$(0.71)
Fair value, net	$(1,097)	$(4,563)	$—	$—	$(5,660)
Crude Oil Swaps
Contract volumes (Bbl)	16,671	65,892	61,680	112,056	256,299
Weighted-average fixed price per Bbl	$93.86	$101.70	$97.00	$92.29	$95.95
Fair value, net	$19	$525	$335	$423	$1,302
Total fair value, net	$9,790	$26,811	$335	$(287)	$36,649

In April 2012, we repriced the portion of our natural gas swap contracts expected to settle in June, July and August of 2012 to market prices and received proceeds of $10.8 million. In May 2012, we settled the repriced June 2012 contract by entering into new contracts in 2016. The settlement transaction resulted in a realized loss on derivative instruments of $476,000. On November 5, 2012, we settled our natural gas swap contracts held for delivery between July 2013 and December 2013 for $14.8 million. Proceeds from the settlement were utilized to repay debt.

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

In connection with the preparation of this quarterly report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

ITEM 1A. RISK FACTORS.

For additional information about our risk factors, see Item 1A. “Risk Factors” in our 2011 10-K.

ITEM 6. EXHIBITS

2.1	Purchase Agreement, dated September 28, 2012, among PostRock Energy Corporation, PostRock Energy Services Corporation, PostRock KPC Pipeline, LLC and MV Pipelines, LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 3, 2012).

4.1	Amended and Restated Certificate of Designations for the Series A Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 7, 2012).

4.2	Form of Warrant with respect to the White Deer SPA (as defined below) (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 7, 2012).

10.1	Second Amendment to Second Amended and Restated Credit Agreement, dated as of July 20, 2012, among PostRock Energy Services Corporation and PostRock MidContinent Production, LLC, as Borrowers, Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 8, 2012).

10.2	Securities Purchase Agreement, dated August 1, 2012, (“White Deer SPA”) among PostRock Energy Corporation, White Deer Energy L.P., White Deer Energy TE L.P. and White Deer Energy FI L.P. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 7, 2012).

10.3	Amendment No. 2, dated as of August 1, 2012, among PostRock Energy Corporation, White Deer Energy L.P., White Deer Energy TE L.P. and White Deer Energy FI L.P., to the First Amended and Restated Registration and Investor Rights Agreement, dated August 8, 2011, by and among PostRock Energy Corporation, Constellation Energy Commodities Group, Inc., White Deer Energy L.P., White Deer Energy TE, L.P. and White Deer Energy FI L.P. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 7, 2012).

31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	Furnished not filed.
†	Management contracts and compensatory plans and arrangements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 7th day of November 2012.

PostRock Energy Corporation

By:	/s/ Terry W. Carter
Terry W. Carter
Chief Executive Officer and President

By:	/s/ David. J. Klvac
David J. Klvac
Executive Vice President, Chief Financial Officer and Chief Accounting Officer