Form 10-K
period 2012-12-31
PostRock Energy Corp
filed 2013-03-12
CIK 1473061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2012, was approximately $15.4 million, based upon the closing price of $1.56 per share as reported by the NASDAQ on such date.

The aggregate market value of outstanding common stock, including those held by affiliates of the registrant, at March 1, 2013, was approximately $43.1 million, based upon the closing price of $1.81 per share. There were 23,820,513 shares of common stock outstanding on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2013 Annual Meeting of Stockholders are incorporated by reference in Part III.

GLOSSARY

The following abbreviations are used in this report:

Bbl	Barrel

Bbls/d	Barrels per day

MMBbl	Million barrels

Mcf	Thousand cubic feet

MMcf	Million cubic feet

Bcf	Billion cubic feet

Bcfe	Billion cubic feet equivalent

MMcf/d	Million cubic feet per day

Mcfe	Thousand cubic feet equivalent. To determine Mcfe, oil is converted on the basis of one barrel of oil equaling six Mcf of gas equivalent. This ratio reflects energy content only. Given commodity prices at the end of 2012, the price for an Mcf of natural gas is approximately 1/30th the price for a barrel of oil.

MMcfe	Million cubic feet equivalent

MMcfe/d	Million cubic feet equivalent per day

Btu	British thermal unit

Mmbtu	Million British thermal units

This report contains forward-looking statements based on expectations, estimates and projections as of the date of this filing. These statements by their nature are subject to risks, uncertainties and assumptions and are influenced by various factors. As a consequence, actual results may differ materially from those expressed in the forward-looking statements. See Item 1A. “Risk Factors—Forward-Looking Statements.”

PART I

ITEM 1.	BUSINESS

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

Background

We are an independent oil and gas company engaged in the acquisition, exploration, development, production and gathering of crude oil and natural gas. Our primary production activity is focused in the Cherokee Basin, a 15-county region in southeastern Kansas and northeastern Oklahoma. We also have oil producing properties in Oklahoma and minor gas producing properties in the Appalachian Basin. Our Cherokee Basin and Central Oklahoma properties comprise our MidContinent area of operations. We previously owned an interstate natural gas pipeline in our PostRock KPC Pipeline, LLC (“KPC”) subsidiary. KPC was sold in September 2012.

Production and Reserves

At December 31, 2012, our total assets consisted of approximately 3,041 gross and 2,993 net wells capable of production. These wells are on approximately 352,615 net acres of leasehold classified as developed while we also have approximately 96,286 net acres classified as undeveloped. Our net production in 2012 totaled 16.4 Bcf of natural gas and 95,863 barrels of oil for an average of 44.8 Mmcf/d of gas and 262 Bbls/d of oil. At year end, our estimated proved reserves included 69.7 Bcf of natural gas and 2.7 MMBbl of oil for a total of 85.8 Bcfe.

At December 31, 2012, our Cherokee Basin assets consisted of approximately 2,611 gross and 2,597 net wells capable of production. These wells are on approximately 342,449 net acres of leasehold classified as developed. In addition, we have approximately 72,121 net acres classified as undeveloped in the region. Our net production in 2012 totaled 15.8 Bcf of natural gas and 23,285 barrels of oil for an average of 43.2 Mmcf/d of gas and 64 Bbls/d of oil. At year end, our estimated proved reserves attributable to these properties included 62.5 Bcf of natural gas and 1.1MMbbl of oil for a total of 69.1 Bcfe.

We also have a gathering system in the Cherokee Basin. The system provides a market outlet for gas produced in an approximately 1,000 square mile area. We gather substantially all of our production in the Cherokee Basin and a minor amount of gas produced by others. At year end, throughput on the system averaged 55.4 Mmcf/d of which approximately 3.0 MMcf/d and 9.2 MMcf/d was attributable to third parties and to our royalty owners, respectively. Third-party gathering contracts generally permit us to retain 20% to 30% of the gas gathered. We believe ownership of the system is a material competitive advantage in the future development and consolidation of assets in the Cherokee Basin. The gathering system includes 73 leased compressors totaling approximately 50,000 horsepower and six CO2 amine treating facilities. The system has an estimated throughput capacity of approximately 85 Mmcf/d. Based on net production in 2012, we believe we are the largest producer of gas in the Cherokee Basin with net production equal to approximately two times that of Constellation Energy Partners LLC (“CEP”), the second largest producer in the Cherokee Basin. We also believe that we have the largest gathering system in the Cherokee Basin.

At December 31, 2012, our Central Oklahoma oil assets consisted of approximately 28 gross and 20 net wells capable of production. These wells are on approximately 1,315 net acres of leasehold classified as developed. In addition, we have approximately 120 net acres classified as undeveloped in Central Oklahoma. During 2012, net production from these wells totaled 56,649 barrels of oil for an average of 155 Bbls/d. At year end, our estimated proved reserves attributable to these properties included 1.4 MMbbl of oil or 8.5 Bcfe.

At December 31, 2012, our Appalachian Basin assets consisted of approximately 402 gross and 376 net wells capable of production. These wells are on approximately 8,851 net acres of leasehold classified as developed. In addition, we have approximately 24,045 net acres classified as undeveloped in the Appalachian Basin. During 2012, net production from our wells was 0.6 Bcf of natural gas and 15,930 barrels of oil for an average of 1.5 Mmcf/d of gas and 44 Bbls/d of oil. At year end, our estimated proved reserves attributable to these properties included 7.1 Bcf of natural gas and 0.2 MMbbl of oil for a total of 8.2 Bcfe.

We also have a 141.1 mile gathering system in the Appalachian Basin. At December 31, 2012, this system had an average throughput of approximately 2.0 Mmcf/d of which approximately 1.5 Mmcf/d was attributable to our net production with the remaining 0.5 Mmcf/d attributable to our royalty or joint interest owners. All of our gas produced in the area is transported by this system.

Acquisitions and Divestitures

On September 28, 2012, we sold KPC to MV Pipelines, LLC (“MV”) for $53.5 million in cash, $53.4 million net after a working capital adjustment. MV also agreed to make additional payments of $1.0 million for each of the next four years if qualified EBITDA, as defined in the purchase agreement, of KPC for that year exceeds a target amount.

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

During 2011, we acquired a 26.5% interest in CEP for $17.6 million. Our interest includes the right to appoint two directors to CEP’s Board. Because PostRock and CEP each have the majority of their assets in the Cherokee Basin of Kansas and Oklahoma, the investment was made in an attempt to work with CEP to explore opportunities to reduce costs and enhance value for the companies’ respective investors. Except where expressly noted, references to reserves, results, production, prices and other statistics included in this Annual Report on Form 10-K exclude amounts related to our interest in CEP.

Financial information and revenues from external customers are located in Part II, Item 8 “Financial Statements and Supplemental Data” to this Annual Report on Form 10-K.

Description of Production Properties and Projects

Properties

We produce conventional oil in addition to coal bed methane (“CBM”) gas out of our properties in the Cherokee Basin which is situated between the Forest City Basin to the north, the Arkoma Basin to the south, the Ozark Dome to the east and the Nemaha Ridge to the west. The Cherokee Basin is a mature producing area with respect to conventional reservoirs such as the Bartlesville sandstones and the Mississippian limestone, which were developed beginning in the early 1900s.

Primary oil bearing formations are the Cattleman and Bartlesville with a few additional Pennsylvanian sands. The primary sandstones exist throughout the Cherokee Basin and range in thickness from ten to over a hundred feet in other areas.

The principal gas formations targeted include the Mulky, the Weir-Pittsburgh and the Riverton. These coal seams are blanket type deposits, which extend across large areas of the Cherokee Basin. Each seam is generally two to five feet thick. Additional minor coal seams such as the Summit, Bevier, Fleming and Rowe are found at varying locations. These seams range in thickness from one to two feet.

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

CBM and conventional gas both have methane as their major component. While conventional gas often has more complex hydrocarbon gases, CBM rarely has more than 2% of the more complex hydrocarbons. The CBM produced from our Cherokee Basin properties has a BTU content of approximately 985 BTU per cubic foot, compared to conventional natural gas hydrocarbon production which can typically vary from 1,050 – 1,300 BTU per cubic foot. The content of gas within a coal seam is measured through gas desorption testing. The ability to flow gas and water to the wellbore in a CBM well is determined by the fracture or cleat network in the coal. While, at shallow depths of less than 500 feet, these fractures are sometimes open enough to produce the fluids naturally, at greater depths the networks are progressively squeezed shut, reducing the ability to flow naturally. It is necessary to provide other avenues of flow such as hydraulically fracturing the coal seam. By pumping fluids at high pressure, fractures are opened in the coal. A slurry of water, certain chemicals and sand is pumped at high pressures into the fractures, with the sand essentially propping the fractures open. After the release of pressure, the flow of both water and gas is improved, allowing the production of gas.

The Pennsylvanian age sands of the Cherokee Basin are a primary target for oil production. All the Pennsylvanian oil sand targets were deposited as meandering streams and rivers which left the sand deposits in what is known as “sand channels”. These sand channels can be mapped as geologists identify wells which have sands present, identified by electronic logs. These sand channels are very narrow and often times only a quarter to one half mile wide but can carry in length for many townships. These sand channels often cut through the coal seams, cutting them out of the geological section. As the sands were deposited, the edge shales make excellent seals for oil traps. These oil sands are termed conventional reservoirs and do not have the same dewatering process as CBM production. Normal completion techniques are to perforate, fracture stimulate, flow back the treatment liquids and move the well immediately into oil production.

The Appalachian Basin is one of the largest and oldest producing basins in the United States. Our main area of operation in the Appalachian Basin is West Virginia, where our producing formations range in depth from 1,500 feet to approximately 6,500 feet. Our main production formations are the lower Devonian Marcellus Shale, the shallow Mississippian (Big Injun, Maxton, Berea, Pocono, Big Lime) and the Upper Devonian (Riley, Benson, Java, Alexander, Elk, Cashaqua, Middlesex, West River and Genesee, including the Huron Shale member and Rhinestreet Shales).

Projects

Our 2012 capital expenditures for drilling and recompletions totaled $10.4 million. We drilled and completed 15 new oil wells, completed three new gas wells drilled in prior years and recompleted 103 wells, almost all of which were oil related. Our development activity in 2012 was directed toward increasing oil production and reserves in response to the low natural gas price environment. As a result of oil focused development, oil production in 2012 increased 23% over the prior year to 95,863 barrels while oil reserves increased from 1.1 MMBbl at year end 2011 to 2.7 MMBbl at year end 2012.

Our focus for 2013 will continue to be on growing the percentage of oil included in our production and reserves through leasing, development and opportunistic acquisitions. We have budgeted $25.6 million for drilling and recompletions, all of which are oil-targeted. Although the budget includes 107 new wells and 189 recompletions, most of which are in the Cherokee Basin, as the year progresses, we intend to deploy our capital in the most efficient manner possible. We intend to fund our 2013 capital expenditures with cash flow from operations and availability under our credit facility.

Our development activities in the Cherokee Basin focus on recompleting CBM wells in oil bearing Pennsylvanian Sand formations. These sands have been produced for years throughout the Cherokee Basin on 10 acre spacing and water flooded due to low reservoir pressure. Recompletion candidates are selected from electronic logs and drilling reports of productive oil formations. Wells are recompleted and production potential is determined prior to construction of tank battery facilities. Further drilling has been planned which will enable us to determine the extent of the sand formation prior to complete development.

Oil and Gas Data

Preparation of Reserve Reports

Management has established, and is responsible for, internal controls designed to provide reasonable assurance that our reserve estimation is prepared and reported in accordance with rules and regulations promulgated by the Securities Exchange Commission (“SEC”) as well as established industry practices used by independent engineering firms and our peers. These internal controls include, but are not limited to: 1) documented process workflow timeline, 2) verification of economic data inputs to information supplied by our internal operations accounting, regional production and operations, land, and marketing groups, and 3) senior management review of internal reserve estimations prior to publication.

Cawley, Gillespie & Associates, Inc. (“CGA”) prepared our reserve estimates at December 31, 2010, 2011 and 2012. CGA is an independent firm of petroleum engineers, geologists, geophysicists and petro-physicists; they do not own any interest in our properties and are not employed on a contingent fee basis. The technical person responsible for our reserve estimates at CGA meets the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

Estimated Reserves

The following tables present our estimated net proved reserves based on our reserve reports, and the prices used to determine those reserves. The reserves table does not include CEP’s reserves. Proved reserves are those quantities of oil and gas, which, by analysis of geo-scientific and engineering data, can be estimated with reasonable certainty to be economically producible, from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations and prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The data was prepared by CGA. Reserves for the periods presented were determined using a twelve-month average price.

	2010	2011	2012
Crude oil price per Bbl	$79.43	$96.19	$95.05
Natural gas price per Mmbtu.	$4.38	$4.12	$2.76

	Gas (Bcf)	Oil (MMBbl)	Total (Bcfe)%
December 31, 2010
Developed	117.0	0.73	121.4	90%
Undeveloped	13.5	0.01	13.5	10%

Total proved reserves	130.5	0.74	134.9	100%

December 31, 2011
Developed	117.4	1.04	123.7	99%
Undeveloped	0.8	0.03	1.0	1%

Total proved reserves	118.2	1.07	124.7	100%

December 31, 2012
Developed	69.7	1.80	80.5	94%
Undeveloped	—	0.89	5.3	6%

Total proved reserves	69.7	2.69	85.8	100%

The following table presents our proportionate share of proved reserves of CEP. These reserve amounts are based on publicly available data and not subject to our internal controls described above. Data is not presented for 2010 as we did not have any ownership interest in CEP during that time period. In February 2013, CEP announced the sale of its Robinson’s Bend Field assets and operations located in the Black Warrior Basin which comprised 49.4 Bcfe of CEP’s proved reserves at December 31, 2012. Upon closing of the sale on February 28, 2013, CEP’s reserves are substantially lower than the amounts presented below.

	Gas (Bcf)	Oil (MMBbl)	Total (Bcfe)
December 31, 2011
Developed	39.3	0.2	40.3
Undeveloped	12.4	0.1	12.9

Total proved reserves	51.7	0.3	53.2

December 31, 2012
Developed	22.4	0.2	23.8
Undeveloped	0.5	0.1	0.8

Total proved reserves	22.9	0.3	24.6

As disclosed above, we used a price of $2.76 per Mmbtu, representing a twelve-month average price, to determine our natural gas reserves at December 31, 2012. Given depressed natural gas pricing through the better part of 2012 with partial recovery later in the year, this price results in lower reserves as well as a lower value of reserves than if current prices were used.

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

At December 31, 2012, we had 0.9 MMBbl of proved undeveloped reserves, all of which were oil related. During 2012, we did not develop any of our proved undeveloped reserves previously reported in 2011, almost all of which were natural gas, as we directed our capital spending during the year toward oil projects. At December 31, 2012, we did not have material proved undeveloped reserves that remain undeveloped five years subsequent to their disclosure as proved undeveloped reserves. All of our proved undeveloped reserves included in our 2012 reserve report are scheduled to be developed before 2017.

Production Volumes, Sales Prices and Production Costs

The following table sets forth information regarding our producing properties. The production figures reflect the net production attributable to our revenue interest and are not indicative of the total volumes produced by the wells. All sales data excludes the effects of our derivative financial instruments, unless otherwise indicated.

	Year Ended December 31,
	2010	2011	2012
Net Production
Gas (Bcf)	19.2	18.3	16.4
Oil (Bbls)	76,583	78,087	95,863
Gas equivalent (Bcfe)	19.7	18.8	17.0
Oil and Natural Gas Sales ($ in thousands)
Gas sales	$82,153	$72,812	$43,911
Oil sales	5,783	7,075	8,640

Total oil and natural gas sales	$87,936	$79,887	$52,551

	Year Ended December 31,
	2010	2011	2012
Avg Sales Price (unhedged)
Gas ($ per Mcf)	$4.27	$3.98	$2.68
Oil ($ per Bbl)	$75.51	$90.60	$90.13
Gas equivalent ($ per Mcfe)	$4.47	$4.25	$3.10
Avg Sales Price (hedged) (1)
Gas ($ per Mcf)	$5.92	$5.84	$7.15
Oil ($ per Bbl)	$78.63	$84.93	$89.77
Gas equivalent ($ per Mcfe)	$6.09	$6.04	$7.41
Operating expenses ($ per Mcfe)
Production costs (2)	$1.99	$2.09	$2.22
Production taxes (3)	$0.39	$0.41	$0.27
Net Revenue ($ per Mcfe)	$2.08	$1.75	$0.61

(1)	Data includes the effects of our commodity derivative contracts that do not qualify for hedge accounting.
(2)	Includes lease operating and gathering costs.
(3)	Production taxes include severance and ad valorem taxes.

The following table presents realized gains (losses) on our commodity derivative contracts (in thousands):

	Year Ended December 31,
	2010	2011	2012
Realized gain (loss) on hedges
Gas Hedges (1)	$31,693	$34,135	$73,196
Oil Hedges	239	(443)	(34)

Total	$31,932	$33,692	$73,162

(1)	2012 includes $30.2 million received from exiting above market natural gas swap contracts originally scheduled for delivery in 2013.

The following table presents our production, average sales prices and production costs by area for the years ended December 31, 2010, 2011 and 2012:

	Cherokee Basin			Central Oklahoma			Appalachia
	2010	2011	2012	2010	2011	2012	2010	2011	2012
Production
Natural Gas (Bcfe)	18.2	17.6	15.8	0.1	0.1	—	0.9	0.6	0.6
Oil (Bbls)	11,691	12,987	23,285	52,635	49,278	56,649	12,257	15,822	15,930
Total production (Bcfe)	18.3	17.7	16.0	0.4	0.4	0.3	1.0	0.7	0.7
Average Sales Price (unhedged)
Natural Gas (per Mcfe)	$4.20	$3.94	$2.66	$4.90	$4.76	$2.95	$5.57	$5.05	$3.29
Oil (per Bbl)	68.44	85.00	86.05	78.01	92.86	91.96	70.95	88.20	89.55
Total average sales price (per Mcfe)	4.22	3.98	2.76	11.79	13.48	15.25	6.02	6.37	4.98
Production Costs (per Mcfe)	$1.93	$2.05	$2.13	$4.06	$6.25	$5.92	$2.28	$1.87	$2.30

Producing Wells and Acreage

The following tables set forth information regarding our ownership of wells and total acres at December 31, 2010, 2011 and 2012. Our data is comprised of all wells mechanically capable of production.

	Gas		Oil		Total
	Gross	Net	Gross	Net	Gross	Net
December 31, 2010	3,052	2,995.2	47	44.2	3,099	3,039.4
December 31, 2011	3,223	3,178.3	62	59.4	3,285	3,237.7
December 31, 2012	2,948	2,909.6	93	83.5	3,041	2,993.1

	Acreage (1)
	Producing (2)		Nonproducing		Total
	Gross	Net	Gross	Net	Gross	Net
December 31, 2010 (3)	436,566	424,778	90,498	86,392	527,064	511,170
December 31, 2011 (4)	442,786	430,687	71,902	69,397	514,688	500,084
December 31, 2012 (5)	429,593	416,826	33,257	32,075	462,850	448,901

(1)	Includes acreage in the states of Kansas, Oklahoma, West Virginia, and New York.
(2)	Includes acreage held by production or the payment of shut in royalties under the terms of the lease.
(3)	Includes approximately 29,512 gross and 28,928 net acres attributable to various farm-out agreements or other mechanisms in the Appalachian Basin. Approximately 10,700 net acres are earned and approximately 22,799 net acres are unearned under these agreements at December 31, 2010. There are certain drilling or payment obligations that must be met before this unearned acreage is earned.
(4)	Includes approximately 29,081 gross and 28,017 net acres attributable to various farm-out agreements or other mechanisms in the Appalachian Basin. Approximately 9,840 net acres are earned and approximately 18,177 net acres are unearned under these agreements at December 31, 2011. There are certain drilling or payment obligations that must be met before this unearned acreage is earned.
(5)	Includes approximately 28,864 gross and 27,800 net acres attributable to various farm-out agreements or other mechanisms in the Appalachian Basin. Approximately 9,833 net acres are earned and approximately 17,967 net acres are unearned under these agreements at December 31, 2012. There are certain drilling or payment obligations that must be met before this unearned acreage is earned.

At December 31, 2012, we had 342,449 net developed and 72,121 net undeveloped acres in the Cherokee Basin and 8,851 net developed and 24,045 net undeveloped acres in the Appalachian Basin. Developed acres are acres spaced or assigned to productive wells/units based upon governmental authority or standard industry practice. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil or gas, regardless of whether such acreage contains proved reserves.

Drilling Activities

Our drilling, recompletion, abandonment and acquisition activities for the periods indicated are shown below. This information includes wells in all areas in the period in which they were completed.

	Years Ended December 31,
	2010		2011		2012
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells drilled
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Development wells drilled
Productive	163	163	116	116	18	18
Dry	—	—	—	—	—	—
Wells plugged and abandoned	(2)	(2)	(1)	(1)	—	—
Wells divested	(7)	(7)	—	—	—	—
Wells acquired	—	—	—	—	—	—

Net increase in capable wells	154	154	115	115	18	18

Recompletion of producing wells	29	29	49	49	103	103

At December 31, 2012, we were in the process of drilling but had not completed eight net wells. During 2012, we also plugged and abandoned 15 wells but did not include them in the table above as those wells were inactive and not capable of producing during our ownership in them.

Exploration and Production

General

As the operator of wells in which we have an interest, we design and manage the development of these wells and supervise operation and maintenance activities on a day-to-day basis. We employ production and reservoir engineers, geologists and other specialists.

Field operations conducted by our personnel include duties performed by “production techs” or employees whose primary responsibility is to operate the wells. Other field personnel are experienced and involved in the activities of well servicing, the development and completion of new wells and the construction of supporting infrastructure for new wells (such as electric service, disposal wells and gas well flow lines). The primary equipment we own includes trucks, well service rigs, stimulation assets and construction equipment. At times we utilize third-party contractors to supplement our field personnel.

In the Cherokee Basin, we provide, on an in-house basis, many of the services required for the completion and maintenance of our CBM wells. Internally sourcing these functions significantly reduces our reliance on third-party contractors, which typically provide these services. We believe that we are able to realize significant cost savings because we can reduce delays in executing our plan of development and avoid paying price markups. We currently rely on third-party contractors to drill our wells. Once a well is drilled, either we or a third-party contractor run the casing. We perform the cementing, fracturing and stimulation in completing our own wells. In Central Oklahoma and the Appalachian Basin, we rely on third-party contractors for these services.

Leases

At December 31, 2012, we had approximately 3,374 leases covering approximately 448,901 net acres. The typical oil and gas lease provides for the payment of royalties to the mineral owner for all oil or gas produced from any well drilled on the lease premises. This amount ranges from 12.5% to 18.75% resulting in an 81.25% to 87.5% net revenue interest to us.

Because the acquisition of oil and natural gas leases is a very competitive process, and involves certain geological and business risks to identify productive areas, prospective leases are sometimes held by other operators. In order to gain the right to drill these leases, we may purchase leases from them.

In the Cherokee Basin, at year end, we held leases on approximately 414,570 net acres, of which 31,087 net acres are not currently held by production. Unless we establish commercial production on the properties subject to these leases during their term, these leases will expire. Leases covering approximately 20,307 net acres are scheduled to expire before December 31, 2013. If these leases expire and are not renewed, we will lose the right to develop the related properties.

In the Appalachian Basin, we hold oil and natural gas leases and development rights by virtue of farm-out agreements or similar mechanisms on 17,967 net acres that are still within their original lease or agreement term and are not earned or are not held by production. Unless we establish commercial production on the properties or fulfill the requirements specified by the various leases or agreements, during the prescribed time periods, these leases or agreements will expire.

Marketing and Major Customers

Production

During 2012, approximately 44% of our MidContinent gas production was sold to ONEOK Energy Marketing and Trading Company (“ONEOK”) and approximately 71% and 28% of our MidContinent oil production was sold to Sunoco Partners Marketing & Terminals L.P. and Coffeyville Refining, respectively. Approximately 88% of our 2012 Appalachian Basin gas production was sold to Dominion Field Services and South Jersey Resources Group. All of our oil production in the Appalachian Basin was sold to Appalachian Oil Purchasers, a division of Clearfield Energy, and BD Oil Gathering.

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

Commodity Derivative Activities

Commodity prices were volatile in 2012 and prices for crude oil and natural gas are affected by a variety of factors beyond our control. When commodity futures prices have been at appropriate levels we have used derivative instruments to reduce commodity price uncertainty and increase cash flow predictability inherent to the marketing of our production. For additional information about our derivatives, see Part I, Item 1A. “Risk Factors—Our commodity price risk management activities may prevent us from benefiting fully from price increases and may expose us to other risks” and Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

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

In some cases title to these properties is subject to encumbrances, such as customary interests generally retained in connection with the acquisition of real property, customary royalty interests and contract terms and restrictions, liens under operating agreements, liens related to environmental liabilities associated with historical operations, liens for current taxes and other burdens, easements, restrictions and minor encumbrances customary in the oil and natural gas industry. We believe, however, that no such liens, restrictions, easements, burdens and encumbrances will materially detract from the value of these properties, our interest therein, or their use in the operation of our business. In some cases, lands over which leases have been obtained are subject to prior liens which have not been subordinated to the leases. We believe, however, that we have obtained sufficient rights-of-way grants and permits from public authorities and private parties in order to operate our business in all material respects.

Pipeline Rights-of-Way

Substantially all of our gathering systems are constructed within rights-of-way granted by property owners named in the appropriate land records. All of our compressor stations are located on property owned in fee or on property obtained via long-term leases or surface easements.

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

These laws are under constant review for amendment or expansion. Moreover, the possibility exists that new legislation or regulations may be adopted. Amended, expanded or new laws and regulations increasing the regulatory burden on the crude oil and natural gas industry can have a significant impact on our operations or our customers’ ability to use natural gas and may require us or our customers to change their operations significantly or incur substantial costs. Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the US Environmental Protection Agency (“EPA”), the Federal Energy Regulatory Commission (“FERC”), the Commodity Futures Trading Commission (“CFTC”), other federal and state regulatory agencies and the courts. We cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been heavily regulated. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

Management believes that our operations comply in all material respects with applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive effect on our method of operations than on other similar companies in the energy industry. We have internal procedures and policies that we believe help to ensure that our operations are conducted in substantial regulatory compliance. Governmental regulations applicable to our operations include those relating to worker safety, environmental matters, exploration and production activities, natural gas gathering pipelines and natural gas sales.

Environmental Matters

Our operations are subject to various increasingly stringent federal, state and local laws and regulations relating to the emission, release and discharge of materials into, and the protection of, the environment and the protection of natural resources and wildlife and the imposition of liability for pollution. We have made and will continue to make expenditures in our efforts to comply with these requirements. We do not believe that we have, to date, expended material amounts in connection with such activities or that compliance with these requirements will have a material adverse effect on our capital expenditures, earnings or competitive position. Although such requirements do have a substantial impact on the oil and gas industry, to date, we do not believe they have affected us to any greater or lesser extent than other companies in the industry. Due to the size of our operations, significant new environmental regulation could have a disproportionate adverse effect on our operations. Failure to comply with these laws and regulations or newly adopted laws or regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders limiting or enjoining future operations or imposing additional compliance requirements or operational limitations on our business. See Part I, Item 1A. Risk Factors—“We may incur significant costs and liabilities in the future resulting from a failure to comply with new or existing environmental and operational safety regulations or an accidental release of hazardous substances into the environment”; “We may face unanticipated water and other waste disposal costs”; and “Recent and future environmental laws and regulations may significantly limit, and increase the cost of, our exploration, production and gathering operations.”

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

Regulation of Gathering Pipelines

Our gathering pipeline operations are currently limited to the States of Kansas, Oklahoma, New York and West Virginia. State regulation of gathering facilities generally includes various permitting, safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation. We are licensed as an operator of a natural gas gathering system with the KCC and are required to file periodic information reports with it. We are not required to be licensed as an operator or to file reports in New York and West Virginia.

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

Our natural gas gathering pipeline facilities are generally exempt from FERC’s jurisdiction and regulation pursuant to Section 1(b) of the Natural Gas Act of 1938 (“NGA”), which exempts pipeline facilities that perform primarily a gathering function, rather than a transportation function. However, if FERC were to determine that the facilities perform primarily a transmission function rather than a gathering function, these facilities may become subject to regulation as interstate natural gas pipeline facilities which may subject us to fines and additional costs and regulatory burdens that would substantially increase our operating costs and adversely affect our profitability. See Part I, Item 1A. Risk Factors—“A change in the jurisdictional characterization of some of our gathering assets by federal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of our gathering assets, which may indirectly cause our revenues to decline and operating expenses to increase.”

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

Employees

At December 31, 2012, we had 169 field employees in offices located in Kansas, Oklahoma and West Virginia, and 47 executive and administrative personnel located at our headquarters in Oklahoma City. None of our employees are covered by a collective bargaining agreement and management considers its relations with employees to be satisfactory.

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

You may also find information related to our corporate governance, board committees and company code of ethics at our website. Among the information you can find there is the following:

•	Audit Committee Charter;

•	Compensation Committee Charter;

•	Nominating, Corporate Governance, Safety and Environment Committee Charter; and

•	Code of Business Conduct and Ethics.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Energy prices are very volatile, and if commodity prices are depressed or decline, our revenues, profitability and cash flows will be adversely affected.

The prices we receive for our oil and gas production heavily influence our revenue, profitability, access to capital and future rate of growth. Oil and gas are commodities; therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Although we have recently focused our development efforts on crude oil, approximately 96.6% of our production in 2012 was natural gas. The prices that we receive for our production, and the levels of our production, depend on a variety of factors that are beyond our control, such as:

•

the levels and location of oil and gas supply and demand and expectations regarding supply and demand, including the potential long-term impact of an abundance of natural gas from shale on the global natural gas supply;

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

Lower oil and gas prices may not only decrease our revenues, profitability and cash flows, but also reduce the amount of oil and gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated reserves. Substantial decreases in oil and gas prices have rendered and may continue to render a significant number of our planned exploration and development projects uneconomic. If this occurs, or if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write-down, as a non-cash charge to earnings, the carrying value of our oil or gas properties. For example, during 2012 we recognized a $5.9 million ceiling test impairment of our oil and gas properties. Further declines in oil and gas prices may result in further impairment charges in the future which could have a material adverse effect on our results of operations.

We are unable to pass through all of our costs and expenses for gathering and compression to royalty owners under our gas leases, which reduces our net income and cash flows.

We incur costs and expenses for gathering, dehydration, treating and compression of the gas that we produce. The terms of some of our existing gas leases and other development rights currently do not, and the terms of some of the gas leases and other development rights that we may acquire in the future may not, allow us to charge the full amount of these costs and expenses to the royalty owners under the leases or other agreements. During 2011, we reached settlements of several royalty owner lawsuits in Oklahoma and Kansas. These lawsuits were related, in part, to the amounts previously deducted by us to cover the costs and expenses for gathering and compression. Please see Part I, Item 3. “Legal Proceedings” and Note 14 in Part II, Item 8 for a discussion of the litigation. As a result of these settlements, we are charging post-production costs to royalty and overriding royalty interest owners pursuant to an agreed upon formula. To the extent that we are unable to charge and recover the full amount of these costs and expenses from our royalty owners, our net income and cash flows will be reduced.

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

Our standardized measure is calculated using unhedged oil and gas prices and is determined in accordance with the rules and regulations of the SEC. The present value of future net cash flows from our estimated proved reserves is not necessarily the same as the market value of our estimated proved reserves. The estimated discounted future net cash flows from our estimated proved reserves is based on twelve month average prices and expected costs in effect on the day of estimate. The timing and amount of actual future prices and costs, which affect the present value of the reserves, may be higher or lower than the timing and amounts at the time of the estimate. In addition, the 10% discount factor we use when calculating discounted future net cash flows in compliance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification(“ASC”) Topic 932, Extractive Activities—Oil and Gas, may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and gas industry in general.

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

Our commodity price risk management activities may prevent us from benefiting fully from price increases and may expose us to other risks.

To the extent that we engage in risk management activities to protect ourselves from commodity price fluctuations, we may be prevented from realizing the full benefits of price increases above the levels of the derivative instruments used to manage price risk. In addition, our hedging arrangements may expose us to the risk of financial loss in certain circumstances, including instances in which:

•	our production falls short of the hedged volumes;

•	a sudden unexpected event materially impacts oil and natural gas prices;

•	the counterparties to our hedging or other price risk management contracts fail to perform under those arrangements; and

•	there is a widening of price-basis differentials between delivery points for our production and the delivery point assumed in the hedge arrangement.

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

At December 31, 2012, we had $69.4 million of contractual commitments outstanding, consisting of debt service requirements and non-cancelable operating lease and purchase obligation commitments. Of such amount, $57.5 million was outstanding under our $200 million secured borrowing base revolving credit facility with a current borrowing base of $90 million.

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

We may not be able to obtain funding at all, or to obtain funding on acceptable terms, because of the deterioration of the credit and capital markets. This may hinder or prevent us from meeting our future capital needs.

In recent years, global financial markets and economic conditions experienced disruptions and volatility, which caused deterioration in the credit and capital markets. A recurrence of similar conditions in the future could make it difficult for us to obtain funding for our ongoing capital needs.

In volatile financial markets, the cost of raising money in the debt and equity capital markets can fluctuate widely and the availability of funds from those markets may diminish significantly. Our ability to access certain capital markets such as the market for high yield debt may be limited due to our size. As a result of these factors, we cannot be certain that funding will be available if needed and to the extent required, on acceptable terms. If we cannot meet our capital needs, we may be unable to implement our development plan, enhance our existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our production, revenues and results of operations.

Strategic determinations, including the allocation of capital and other resources to strategic opportunities, are challenging, and our failure to appropriately allocate capital and resources among our strategic opportunities may adversely affect our financial condition and reduce our growth rate.

Our future growth prospects are dependent upon our ability to identify optimal strategies for our business. In developing our business plan, we considered allocating capital and other resources to various aspects of our businesses including well-development (primarily drilling), reserve acquisitions, exploratory activity, corporate items and other alternatives. We also considered our likely sources of capital. Notwithstanding the determinations made in the development of our 2013 budget, business opportunities not previously identified periodically come to our attention, including possible acquisitions and dispositions. If we fail to identify optimal business strategies, or fail to optimize our capital investment and capital raising opportunities and the use of our other resources in furtherance of our business strategies, our financial condition and growth rate may be adversely affected. Moreover economic or other circumstances may change from those contemplated by our 2013 budget, and our failure to recognize or respond to those changes may limit our ability to achieve our objectives.

Our ability to produce oil and gas could be impaired if we are unable to acquire adequate supplies of water.

The recent drought, which began in 2011 and covered 80% of the contiguous United States with at least abnormally dry conditions, may impair our ability to obtain the water required for our drilling operations as government officials ration water supplies crucial to energy exploration. In the hardest-hit areas, water-management districts are warning residents and businesses to curtail usage from rivers, lakes and aquifers. The shortage is forcing exploration and production companies to buy water from farmers, irrigation districts and municipalities and is increasing the cost of the water.

Our inability to locate sufficient amounts of water at reasonable prices could adversely impact our operations, particularly with respect to our Central Oklahoma oil producing properties.

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

We believe that the facilities comprising our gathering systems meet the traditional tests used by FERC to distinguish gathering facilities, which are not subject to FERC’s jurisdiction under the NGA, from FERC-jurisdictional transmission facilities. The classification and regulation of some of our gathering facilities may be subject to change based on future determinations by FERC, the courts or Congress. If FERC were to determine that the facilities perform primarily a transmission function, these facilities may become subject to regulation as interstate natural gas pipeline facilities and we may be subject to fines. We believe the expenses associated with compliance with FERC regulations, including seeking certificate authority for construction, service and abandonment, establishing rates and tariffs, and meeting FERC’s detailed regulatory accounting and reporting requirements, if such compliance were to become necessary, would substantially increase our operating costs and would adversely affect our profitability.

FERC regulation affects our gathering systems and the markets for our natural gas. FERC’s policies and practices concerning, for example, its policies on open access transportation, ratemaking, capacity release and market center promotion, could indirectly affect our gathering systems.

Although natural gas gathering facilities are exempt from FERC jurisdiction under the NGA, such facilities are subject to regulation by the state in which such facilities are located. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, open access requirements and rate regulation. Our gathering operations are limited to the States of Kansas, Oklahoma and West Virginia. We are licensed as an operator of a natural gas gathering system with the KCC and are required to file periodic information reports with the KCC. We are not required to be licensed as an operator or to file reports in Oklahoma or West Virginia.

Our gathering operations may be or become subject to safety and operational regulations relating to the design, installation, testing, construction, operation, replacement and management of gathering facilities. In the future, legislative and regulatory changes could require us to incur additional capital expenditures and increased costs.

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

Our operations are subject to stringent and complex environmental laws and regulations. Failure to comply with these or future laws and regulations or may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders limiting or enjoining future operations or imposing additional compliance requirements or operational limitations. Certain environmental laws impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances or hydrocarbons have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment.

There is inherent risk of environmental costs and liabilities in our business due to our handling of oil and natural gas, air emissions related to our operations, and historical industry operations and waste disposal practices. For example, an accidental release from one of our pipelines could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage and fines or penalties for related violations of environmental laws or regulations. We may not be able to recover these costs from insurance. Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary.

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

The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous solid wastes. EPA has delegated the authority to administer RCRA, in whole or in part to individual states, which also can impose their own, more stringent requirements. Our operations generate some ordinary industrial wastes, such as paint wastes, waste solvents, and waste oils, which may be regulated as hazardous wastes. The transportation of natural gas in pipelines may also generate some hazardous wastes subject to RCRA or comparable state laws. Drilling fluids, produced waters, and most other wastes associated with the exploration, development, production and transportation of oil and gas are currently excluded from regulation as hazardous wastes under RCRA but may be regulated by EPA or state agencies as non-hazardous solid wastes. Moreover, it is possible that this exclusion could change and cause some or all of such wastes now to be classified as hazardous wastes, which could increase our waste management costs and could have a material adverse effect on our results of operations and financial position.

Recent and future environmental laws and regulations may significantly limit, and increase the cost of, our exploration, production and gathering operations.

Recent and future environmental laws and regulations, including additional federal and state restrictions on greenhouse gas emissions (“GHG”) in response to climate change concerns, may increase our capital and operating costs and also reduce the demand for the oil and natural gas we produce. The oil and gas industry is a direct source of certain GHG emissions, such as carbon dioxide and methane, and future restrictions on such emissions could impact our future operations. The EPA issued the Final Mandatory Reporting of Greenhouse Gases Rule, which requires certain sources and other facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year to begin collecting GHG emissions data under a new reporting system as of January 1, 2010. In November 2010, the EPA issued final regulations requiring the annual reporting of GHG emissions from qualifying facilities in the upstream oil and natural gas sector, including onshore production (Subpart W), commencing in 2012 for emissions occurring in 2011. Although the Mandatory Reporting Rule does not control GHG emission levels from any facilities, it has caused us to incur monitoring and reporting costs for emissions subject to the rule. In addition, relatively large sources of GHG emission are subject to permitting requirements, which could be expanded in the future to include smaller sources.

Federal or state legislative or regulatory initiatives that regulate or restrict emissions of GHGs in areas in which we conduct business could adversely affect the demand for our products and could increase the costs of our operations, including costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our GHG emissions, pay any taxes related to our GHG emissions and/or administer and manage a GHG program. Reductions in our revenues or increases in our expenses as a result of climate control initiatives could have a material adverse effect on our business.

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

Hydraulic fracturing is an essential and common practice in the oil and gas industry used to stimulate production of natural gas and/or oil from dense subsurface rock formations. We routinely employ hydraulic fracturing in our drilling activity. Hydraulic fracturing involves using water, sand, and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore. The process is typically regulated by state oil and natural gas commissions; however, the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act and has released draft permitting guidance for hydraulic fracturing activities that use diesel in fracturing fluids in those states where EPA is the permitting authority. In addition, legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic-fracturing process. Moreover, on November 23, 2011, the EPA announced that it was granting in part a petition to initiate a rulemaking under the Toxic Substances Control Act, relating to chemical substances and mixtures used in oil and gas exploration and production. Further, the U.S. Department of the Interior is planning to issue proposed disclosure requirements and other mandates for hydraulic fracturing on federal lands.

State legislatures and agencies are also enacting legislation and promulgating rules to regulate hydraulic fracturing and require disclosure of hydraulic fracturing chemicals. In the event state, local, or municipal legal restrictions are adopted in areas where we are currently conducting or in the future plan to conduct operations, we may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from the drilling of wells.

There are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic-fracturing practices. These on-going or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act, the Toxic Substances Control Act, or other statutory and/or regulatory mechanisms. President Obama created the Interagency Working Group on Unconventional Natural Gas and Oil by Executive Order on April 13, 2012, which is charged with coordinating and aligning federal agency research and scientific studies on unconventional natural gas and oil resources.

Further, on April 17, 2012, the EPA issued final rules that subject oil and gas operations (production, processing, transmission, storage and distribution) to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAPS”) programs. The rules establish specific new requirements for emissions from compressors, controllers, dehydrators, storage tanks, gas processing plants and certain other equipment and include NSPS standards for completions of hydraulically fractured natural gas wells. Until January 1, 2015, these standards require owners/operators to reduce Volatile Organic Compound emissions from natural gas not sent to the gathering line during well completion either by flaring using a completion combustion device or by capturing the gas using green completions with a completion combustion device. Beginning January 1, 2015, operators must capture the gas and make it available for use or sale, which can be done through the use of green completions. We are currently evaluating the effect these rules could have on our business and believe that these rules could result in increased operating costs.

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

White Deer Energy L.P. and its affiliates (“White Deer”) beneficially own approximately 76% of our common stock after giving effect to the exercise of their outstanding warrants, giving White Deer control in corporate transactions and other matters, including a sale of our Company, as well as potentially diluting the profits of the Company.

At March 1, 2013, including 9,834,620 common shares owned and 34,336,414 warrants, White Deer beneficially owns 44,171,034 shares, or approximately 76%, of our common stock. By exercising their warrants, White Deer can benefit from their respective percentage of all of our profits and growth. In addition, we have agreed to issue White Deer additional warrants on each quarterly dividend payment date of the Series A Preferred Stock prior to December 31, 2014, on which dividends are not paid in cash but instead accrue. The voting power of the Series B Preferred Stock issued with certain of the warrants is limited to 45% of the votes applicable to all outstanding voting stock. In addition, White Deer may vote any shares of common stock held by it without regard to that limit.

As a result of its ownership, White Deer is our controlling stockholder and is able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of certain corporate transactions or other matters submitted to our stockholders for approval, including, for example, potential mergers or acquisitions, asset sales and other significant corporate transactions. The interests of White Deer may not coincide with the interests of other holders of our common stock.

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

We own two buildings in Chanute, Kansas and one in Lenapah, Oklahoma, for our MidContinent operations.

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

During 2011, we settled various royalty owner lawsuits in Kansas and Oklahoma. The Oklahoma settlements included $5.6 million in cash while the Kansas settlements included $7.5 million in cash. We made payments of $5.6 million for the Oklahoma royalty settlement in July 2011. Payments of $3.0 million and $4.5 million were made for the Kansas royalty settlement in January 2012 and December 2012, respectively. These lawsuits and the related settlements are further discussed in Note 14 in Part II, Item 8. “Financial Statements and Supplementary Data.”

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ Stock Market LLC under the symbol “PSTR.” The common stock began trading on March 8, 2010, the trading day following the consummation of the Recombination. The table below presents the high and low price for each quarter for the prior two fiscal years.

Quarter Ended	High	Low
2011
March 31	$7.44	$3.76
June 30	$8.45	$5.15
September 30	$6.73	$3.05
December 31	$4.60	$2.22
2012
March 31	$4.00	$2.82
June 30	$3.10	$1.33
September 30	$2.68	$1.34
December 31	$1.88	$1.25

The closing price for our common stock on March 1, 2013 was $1.81 per share. At March 1, 2013, there were 23,820,513 shares of common stock outstanding held of record by approximately 288 stockholders. Warrants to purchase 34,336,414 shares of our common stock at a weighted average exercise price of $2.66 per share were outstanding and held by White Deer. Warrants to purchase 449,215 shares of our common stock at a weighted average exercise price of $7.32 per share were outstanding and held by CEG.

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

We have derived the following selected consolidated financial information for PostRock at December 31, 2011 and 2012, for the period from March 6 to December 31, 2010, and the years ended December 31, 2011 and 2012, and for our Predecessors for the period from January 1 to March 5, 2010, from the audited consolidated financial statements of PostRock included in Part II, Item 8. “Financial Statements and Supplementary Data.” We have derived the selected consolidated financial information of PostRock at December 31, 2010, and of our Predecessors at and for the years ended December 31, 2008 and 2009, from PostRock’s and the Predecessors’ audited consolidated financial information included in its SEC filings.

	Predecessors
	Years Ended December 31,		January 1 to March 5, 2010	March 6 to December 31, 2010	Years Ended December 31,
	2008	2009			2011	2012
	($ in thousands except per share data)
Statement of Operations Data
Revenues
Oil and gas sales	$162,499	$79,893	$18,659	$69,277	$79,887	$52,551
Gathering	8,704	7,760	1,076	4,771	5,239	2,444

Total	171,203	87,653	19,735	74,048	85,126	54,995
Costs and expenses
Production expense	66,218	55,961	8,645	38,329	47,136	42,213
General and administrative	26,402	38,006	5,458	17,682	16,005	14,810
Litigation reserve	—	1,030	—	1,640	11,592	—
Depreciation, depletion and amortization	60,369	39,438	3,574	15,835	24,088	27,669
(Gain) loss on disposal of assets	(24)	25	—	(13,572)	(10,557)	295
Impairment of assets	298,861	215,068	—	—	—	5,919
Recovery of misappropriated funds	—	(3,412)	—	(1,592)	—	—

Total	451,826	346,116	17,677	58,322	88,264	90,906

Operating income (loss)	(280,623)	(258,463)	2,058	15,726	(3,138)	(35,911)
Other income (expense)
Gain from derivative financial instruments	66,145	48,122	25,246	47,870	35,429	6,454
Loss from equity investment	—	—	—	—	(4,607)	(5,174)
Gain on forgiveness of debt	—	—	—	2,909	1,647	255
Other income (expense), net	305	108	(4)	(24)	207	111
Interest expense, net	(21,576)	(25,488)	(4,705)	(17,994)	(10,151)	(10,452)

Total	44,874	22,742	20,537	32,761	22,525	(8,806)

Income (loss) from continuing operations before income taxes	(235,749)	(235,721)	22,595	48,487	19,387	(44,717)
Income taxes	—	—	—	—	—	—

Income (loss) from continuing operations	(235,749)	(235,721)	22,595	48,487	19,387	(44,717)
Income (loss) from discontinued operations	(3,903)	(56,599)	(859)	(3,266)	643	(2,855)

Net income (loss)	(239,652)	(292,320)	21,736	45,221	20,030	(47,572)
Net (income) loss attributable to noncontrolling interest	72,268	147,398	(9,958)	—	—	—

Net income (loss) attributable to controlling interest	(167,384)	(144,922)	11,778	45,221	20,030	(47,572)
Preferred dividends	—	—	—	(1,980)	(7,779)	(9,083)
Accretion of redeemable preferred stock	—	—	—	(327)	(1,580)	(2,238)

Net income (loss) available to common stock	$(167,384)	$(144,922)	$11,778	$42,914	$10,671	$(58,893)

Net income (loss) from continuing operations per share
Basic	$(6.05)	$(2.77)	$0.39	$5.69	$1.14	$(4.12)
Diluted	$(6.05)	$(2.77)	$0.39	$4.97	$0.67	$(4.12)
Balance Sheet Data (at end of period)
Total assets	$650,176	$283,655	$310,234	$296,812	$306,711	$146,663
Noncurrent liabilities excluding debt	$10,152	$15,121	$17,148	$13,831	$20,903	$13,822
Long-term debt	$343,094	$19,295	$20,251	$209,721	$190,000	$57,500
Redeemable preferred stock	$—	$—	$—	$50,622	$56,736	$73,152

Comparability of information in the above table between years is affected by, among other things, (1) changes in the annual average prices for oil and natural gas, (2) increased production from drilling and development activity in 2008 followed by a lack of development activity from 2009 to 2012 due to various liquidity and corporate management related matters, (3) the PetroEdge acquisition in July 2008, (4) our investment in CEP during 2011, (5) investigation and litigation costs associated with the misappropriation in 2008 and 2009, (6) the Recombination in 2010 and expenses related to the Recombination in 2009 and 2010, (7) impairment of production properties of $298.9 million in 2008, compared to $215.1 million in 2009 and $5.9 million in 2012, (8) the sale of most of our Appalachian Basin oil and gas properties in 2010 and 2011, and (9) the sale of KPC in 2012.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying consolidated financial statements, including the notes thereto, contain detailed information that should be read in conjunction with the following discussion.

Where presented in this Item 7. and Item 7A., financial information for the 2010 year includes our Predecessors for the period from January 1, 2010 through March 5, 2010 and PostRock for the period from March 6, 2010 through December 31, 2010.

Overview of Our Company

We are an independent oil and gas company engaged in the acquisition, exploration, development, production and gathering of crude oil and natural gas. We manage our business in one segment, production. Our primary production activity is focused in the Cherokee Basin, a 15-county region in southeastern Kansas and northeastern Oklahoma. We also have oil producing properties in Central Oklahoma and minor oil and gas producing properties in the Appalachian Basin. We previously owned an interstate natural gas pipeline which was sold in September 2012, and we report its results as a discontinued operation in our financial statements.

Strategy

Our strategy is to acquire, develop and efficiently manage long-lived oil and gas properties and undeveloped leases in proven producing regions where we recognize the opportunity to add value through additional development, application of modern technologies and techniques, and efficiencies gained through consolidation. Our plans are to exploit our existing asset base and build regionally from our core operations, primarily in the Cherokee Basin and Central Oklahoma at present.

We are currently focused on increasing the percentage of oil and liquids in our production and reserves. At and for the year ended December 31, 2011, our reserves and our production on an energy equivalent basis, included 5% and 2.5% oil, respectively. At and for the year ended December 31, 2012, those percentages had increased to 19% and 3.4%, respectively. Our plan is to direct all development capital in 2013 toward oil weighted projects to continue accumulating oil production and reserve growth.

Key Factors Affecting Our Results of Operations

•	Realized natural gas prices were $2.68/Mcf during 2012 compared to $3.98/Mcf in 2011 and $4.27/Mcf in 2010.

•

This reduction in prices has resulted in reduced natural gas development, which has led to a decline in our natural gas production. Our natural gas production was 16.4 Bcf in 2012, 18.3 Bcf in 2011 and 19.2 Bcf in 2010.

•	Realized oil prices were $90.13/Bbl during 2012 compared to $90.60/Bbl in 2011 and $75.51/Bbl in 2010.

•

This high level of prices has resulted in an increased focus on oil development, which has led to an increase in our oil production. Our oil production was 95,863 barrels in 2012, 78,087 barrels in 2011 and 76,583 barrels in 2010.

•	We continued to focus on reducing our costs in both our field operations and our Oklahoma City office.

•	Our employee headcount was 216, 301 and 300, at December 31, 2012, 2011 and 2010, respectively.

•	Lease operating expenses and gathering expenses were $37.6 million during 2012 compared to $39.8 million in 2011 and $39.2 million in 2010.

•	General and administrative expenses were $14.8 million during 2012 compared to $16.0 million in 2011 and $23.1 million in 2010.

•	We completed the sale of our interstate pipeline in September 2012 for $53.5 million in cash, $53.4 million net after a working capital adjustment.

•	We completed the refinancing of our revolving credit facility for an additional four years while reducing debt by $135.5 million from the prior year.

How We Evaluate Our Operations

Management uses and expects to continue to use a variety of financial and operational metrics to analyze performance and the health of the business. These metrics focus on rates of return and cost efficiency with an emphasis on cash costs. A few of the metrics we focus on include: (1) volume and mix of production and reserves; (2) lease operating expense, gathering expense and general and administrative expense; (3) gathering throughput volumes, fuel consumption by our facilities and natural gas sales volumes; and (4) debt balances.

General Trends and Outlook

Realized Prices

We sell our Cherokee Basin gas production based on the Southern Star index. We sell the majority of our natural gas in the Appalachian Basin based on the Dominion Southpoint index, with the remainder sold on a local basis. The Southern Star prices typically are at a discount to the NYMEX pricing at Henry Hub, the regional pricing point, whereas Appalachian prices typically are at a premium to NYMEX pricing. During 2012, the basis discount in the Cherokee Basin ranged from nil to $0.30/MMBtu. According to the U.S. Energy Information Administration (“EIA”), the Henry Hub spot price averaged $2.75 per MMBtu in 2012. NYMEX strip prices at February 1, 2013, average $3.62/MMBtu, $3.85/MMBtu, and $3.98/MMBtu for the forward 12, 24 and 36 month period, respectively. We sell the majority of our oil production under a contract priced at a fixed discount to NYMEX WTI oil prices. Oil and natural gas prices historically have been very volatile and will likely continue to be so in the future.

We utilize our hedging program to attempt to mitigate the risk that variability of commodity pricing creates for our cash flows. See Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report on Form 10-K for further details on our hedging activity.

Supply and Demand of Oil and Gas

The EIA estimates that total natural gas consumption increased by 4.1% in 2012 to 69.3 Bcf/d, and forecasts consumption will remain relatively unchanged averaging 69.7 Bcf/d in 2013 and 69.4 Bcf/d in 2014. Due to minimal changes in the forecasted consumption and production of natural gas, the EIA forecasts that natural gas pricing will gradually rise through 2014 but will still remain relatively low.

The EIA expects oil markets to loosen in 2013 and 2014 as increasing global supply more than offsets higher global consumption. Oil production is expected to grow more than consumption growth over the next two years with an increase in production of 1.0 million Bbls/d in 2013 and 1.7 million Bbls/d in 2014. The increase in production is largely driven by production growth from U.S. tight oil formations and Canadian oil sands. The EIA expects the WTI oil price to average $90 in 2013 and $91 in 2014.

Drilling Programs

For 2012, we initially budgeted approximately $13.2 million to drill and complete 34 new gas wells and five new oil wells and recomplete 44 wells. Our 2012 capital expenditures for drilling and recompletions totaled

$10.4 million, lower than budgeted due to depressed natural gas prices and liquidity constraints caused by the impact of low prices on our credit facility borrowing base. We drilled and completed 15 new oil wells, completed three new gas wells drilled in prior years and recompleted 103 wells, almost all of which were oil related. Our development activity in 2012 was directed toward increasing oil production and reserves. As a result of oil focused development, oil production in 2012 increased 23% over the prior year to 95,863 barrels while oil reserves increased from 1.1 MMBbl at year end 2011 to 2.7 MMBbl at year end 2012.

Our focus for 2013 will continue to be on increasing both the absolute volume and the percentage of oil included in our production and reserves through leasing, development and opportunistic acquisitions. We have budgeted $25.6 million for drilling and recompletions, all of which are oil targeted. Although the budget includes 107 new wells and 189 recompletions, most of which are in the Cherokee Basin, as the year progresses, we intend to deploy our capital in the most efficient manner possible. We intend to fund our 2013 capital expenditures with cash flow from operations and availability under our credit facility.

Results of Operations

Year ended December 31, 2011 compared to the year ended December 31, 2012

The following table presents financial and operating data for the fiscal years ended December 31, 2011 and 2012.

	Year Ended December 31,		Increase/ (Decrease)
	2011	2012
	($ in thousands except per unit data)
Natural gas sales	$72,812	$43,911	$(28,901)	(39.7)%
Crude oil sales	$7,075	$8,640	$1,565	22.1%
Gathering revenue	$5,239	$2,444	$(2,795)	(53.3)%
Production expense	$47,136	$42,213	$(4,923)	(10.4)%
Depreciation, depletion and amortization	$24,088	$27,669	$3,581	14.9%
Impairment	$—	$5,919	$5,919	* %
Gain (loss) on disposal of assets	$10,557	$(295)	$(10,852)	* %
Production Data
Natural gas production (Mmcf)	18,309	16,389	(1,920)	(10.5)%
Crude oil production (Bbls)	78,087	95,863	17,776	22.8%
Total production (Mmcfe)	18,778	16,964	(1,814)	(9.7)%
Average daily production (Mmcfe/d)	51.4	46.3	(5.1)	(9.9)%
Average Sales Price per Unit (Mcfe)
Natural Gas (Mcf)	$3.98	$2.68	$(1.30)	(32.7)%
Oil (Bbl)	$90.60	$90.13	$(0.47)	(0.5)%
Natural Gas Equivalent (Mcfe)	$4.25	$3.10	$(1.15)	(27.1)%
Average Unit Costs per Mcfe
Production expense	$2.51	$2.49	$(0.02)	(0.8)%
Depreciation, depletion and amortization	$1.28	$1.63	$0.35	27.3%

*	Not meaningful.

Natural gas sales decreased $28.9 million, or 39.7%, from $72.8 million for the year ended December 31, 2011, to $43.9 million for the year ended December 31, 2012. Lower realized natural gas prices decreased revenues by $21.3 million while lower production volumes decreased revenues by $7.6 million. Natural gas production decreased 1.9 Bcf due to suspended gas development during the low gas price environment in 2012 and natural production declines. These decreases were partially offset by higher crude oil revenues of $1.6 million, which increased from $7.1 million during 2011 to $8.6 million during 2012, with most of the increase a result of higher production. Average realized natural gas prices decreased from $3.98 per Mcf in 2011 to $2.68 per Mcfe in 2012 while average oil price decreased from $90.60 per barrel in 2011 to $90.13 per barrel in 2012. Oil and gas sales exclude hedge settlements.

Gathering revenue decreased $2.8 million, or 53.3%, from $5.2 million during the year ended December 31, 2011, to $2.4 million during the year ended December 31, 2012. The decrease is primarily due to the settlement of the royalty lawsuits discussed below, which lowered the rates we receive for gathering royalty interest gas coupled with lower production volumes and lower realized prices.

Production expense consists of lease operating expenses, severance and ad valorem taxes and gathering expense. Production expense decreased $4.9 million, or 10.4%, from $47.1 million during the year ended December 31, 2011, to $42.2 million during the year ended December 31, 2012. Expense in 2012 included a $368,000 charge related to our field reorganization in March 2012. Excluding this charge, production expense was $5.3 million lower than the prior year. The decrease was driven by lower labor costs of $2.0 million, lower repairs and maintenance of $1.0 million and lower vehicle and equipment costs of $1.7 million. These decreases are attributed to field efficiency projects that we began in the latter half of 2011 and continued in 2012. In addition, we incurred lower production taxes of $2.7 million partially driven by the decline in pricing and production. These cost reductions were partially offset by a reduction in capitalized costs of $2.1 million. Excluding the field reorganization charge, production expense per Mcfe decreased $0.04, or 1.6%, from $2.51 per Mcfe during the year ended December 31, 2011, to $2.47 per Mcfe during the year ended December 31, 2012.

Depreciation, depletion and amortization increased $3.6 million, or 14.9%, from $24.1 million during the year ended December 31, 2011, to $27.7 million during the year ended December 31, 2012. The increase was a result of a higher depreciation rate partially offset by a decline in production volumes. On a per unit basis, we had an increase of $0.35 per Mcfe from $1.28 per Mcfe during the year ended December 31, 2011, to $1.63 per Mcfe during the year ended December 31, 2012.

Impairment of our oil and gas properties was $5.9 million for the year ended December 31, 2012. We are required to assess the recoverability of the carrying value of our oil and gas properties against the present value of their future expected net revenues utilizing a twelve month average first of the month price for oil and natural gas. As a result of a decrease in the average natural gas price in 2012 relative to the prior year, the carrying value of our oil and natural gas properties exceeded the present value, thus requiring us to record an impairment during 2012.

We recorded a gain from the disposal of oil and gas assets of $10.6 million during the year ended December 31, 2011, compared to a loss of $295,000 during the year ended December 31, 2012. The gain in 2011 was primarily related to the second and third phases of the Appalachian Basin asset sale partially offset by $1.9 million of losses on the disposal of excess equipment.

General and administrative expenses decreased $1.2 million, or 7.4%, from $16.0 million during the year ended December 31, 2011, to $14.8 million during the year ended December 31, 2012. During the 2011 period, a $757,000 charge was recorded for the closure of our Houston office. During the 2012 period, a $503,000 severance charge was recorded for the restructuring of our Oklahoma City office. Excluding these charges, general and administrative expenses were $0.9 million, or 6.2%, lower than the prior year. The decrease was primarily due to reduced wages and benefits of $1.2 million and lower legal, accounting and audit fees of approximately $1.1 million. The reductions were partially offset by higher non-cash compensation expense of $837,000 and cash bonus compensation of $751,000. Non-cash compensation was higher as a result of the forfeiture of unvested grants in the prior-year period coupled with new award grants in the current year. Bonus compensation was higher as a result of growth in oil production and reserves, benchmarked against various other year-end performance metrics.

Litigation reserve was $11.6 million for the year ended December 31, 2011. The expense during 2011 was due to settlement costs for our royalty owner lawsuits in Oklahoma and Kansas. The royalty owner lawsuits included allegations that we failed to properly make payments to certain royalty owners in the past. Our Oklahoma royalty owner lawsuits were settled and funded in July 2011 for $5.6 million. Our Kansas royalty owner lawsuits were settled in December 2011 for $7.5 million with payments of $3.0 million and $4.5 million made in January 2012 and December 2012, respectively. As part of these settlements, all ambiguity in the calculation of prospective, as well as prior, royalties in our lease agreements was eliminated. Subsequent to the settlements, we have charged post-production costs to royalty and overriding royalty interest owners pursuant to an agreed upon formula. These settlements comprised the last material litigation or dispute related to our predecessor entities or management. The expense recorded in 2011 for these lawsuits established the $5.6 million reserve for the Oklahoma matters and increased the reserve for the Kansas lawsuit by $6.0 million.

Other income (expense) consists primarily of gains (losses) from derivative instruments, gain (loss) from equity investment, gain from forgiveness of debt and net interest expense. We recorded realized gains of $33.7 million and $73.2 million on our derivative contracts for the years ended December 31, 2011 and 2012, respectively. We recorded a $1.7 million unrealized gain and a $66.7 million unrealized loss on our derivative contracts for the years ended December 31, 2011 and 2012, respectively. During 2012, we exited our above market natural gas swap contracts originally scheduled to settle in 2013 for proceeds of $30.2 million. These proceeds are included in the realized gains disclosed above. The mark-to-market losses on our equity investment in CEP were $4.6 million and $5.2 million for the years ended December 31, 2011 and 2012, respectively. These losses are the result of a decline in the market price of CEP’s publicly traded equity, which consequently reduced the value of our investment. Interest expense, net, was $10.2 million and $10.5 million for the years ended December 31, 2011 and 2012, respectively. Although our debt was lower in 2012, interest expense was higher due to the $1.2 million write- off of unamortized debt fees associated with our previous credit facility upon the refinancing of that facility in December 2012. We recorded gains on forgiveness of debt of $1.6 million and $255,000 for the years ended December 31, 2011 and 2012, respectively. Both gains are the result of the restructuring of the QER Loan, discussed in Liquidity and Capital Resources below.

We recorded income from discontinued operations of $643,000 for the year ended December 31, 2011, compared to a loss of $2.9 million for the year ended December 31, 2012. The reduction was driven by the $5.4 million loss on the sale of KPC in September 2012 partially offset by a $1.9 million improvement in the operating results of the pipeline compared to the prior year. Prior to the sale of KPC, revenues were higher in 2012 as a result of increased throughput from growing gas volumes associated with oil production in Osage County, Oklahoma, while expenses were lower as the prior year included costs for a capacity lease that expired in October 2011, an external gas leak that occurred during the first quarter of 2011 and contract services that we did not require in the current year. These improvements more than offset the foregone net revenues from KPC subsequent to its sale in September 2012.

Year ended December 31, 2010 compared to the year ended December 31, 2011

The following table presents financial and operating data for the fiscal years ended December 31, 2010 and 2011.

	Year Ended December 31,		Increase/ (Decrease)
	2010	2011
	($ in thousands except per unit data)
Natural gas sales	$82,153	$72,812	$(9,341)	(11.4)%
Crude oil sales	$5,783	$7,075	$1,292	22.3%
Gathering revenue	$5,847	$5,239	$(608)	(10.4)%
Production expense	$46,974	$47,136	$162	0.3%
Depreciation, depletion and amortization	$19,409	$24,088	$4,679	24.1%
Gain (loss) on disposal of assets	$13,572	$10,557	$(3,015)	(22.2)%
Production Data
Natural gas production (Mmcf)	19,225	18,309	(916)	(4.8)%
Crude oil production (Bbls)	76,583	78,087	1,504	2.0%
Total production (Mmcfe)	19,685	18,778	(907)	(4.6)%
Average daily production (Mmcfe/d)	53.9	51.4	(2.5)	(4.6)%
Average Sales Price per Unit (Mcfe)
Natural Gas (Mcf)	$4.27	$3.98	$(0.29)	(6.8)%
Oil (Bbl)	$75.51	$90.61	$15.10	20.0%
Natural Gas Equivalent (Mcfe)	$4.47	$4.25	$(0.22)	(4.9)%
Average Unit Costs per Mcfe
Production expense	$2.39	$2.51	$0.12	5.0%
Depreciation, depletion and amortization	$0.99	$1.28	$0.29	29.3%

Natural gas sales decreased $9.3 million, or 11.4%, from $82.2 million for the year ended December 31, 2010, to $72.8 million for the year ended December 31, 2011. Lower realized natural gas prices decreased revenues by $5.4 million while lower production volume decreased revenues by $3.9 million. Cherokee Basin production decreased 0.6 Bcf due to lower than planned development activity and natural production declines while Appalachian Basin production decreased 0.3 Bcf from the prior year primarily due to the divesture of the Appalachian Basin properties. These decreases were slightly offset by higher crude oil revenues of $1.3 million which were primarily a result of higher oil prices. Average realized natural gas prices decreased from $4.27 per Mcf in 2010 to $3.98 per Mcfe in 2011 while average oil price increased from $75.51 per barrel in 2010 to $90.61 per barrel in 2011.

Gathering revenue decreased $608,000, or 10.4%, from $5.8 million during the year ended December 31, 2010, to $5.2 million during the year ended December 31, 2011. The decrease was primarily the result of decreased third-party volumes transported and lower natural gas prices. The majority of our third-party gathering revenue is priced based on a percentage of gas volumes. With lower prices, other producers produced less and the gas we retained was at a lower rate per Mcfe. The effects of the Oklahoma and Kansas royalty settlements also reduced gathering revenue during the fourth quarter.

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

Depreciation, depletion and amortization increased approximately $4.7 million, or 24.1%, from $19.4 million during the year ended December 31, 2010, to $24.1 million during the year ended December 31, 2011.

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

Gain from the disposal of oil and gas assets decreased $3.0 million or 22.2%, from $13.6 million during the year ended December 31, 2010, to $10.6 million during the year ended December 31, 2011. The gain in 2010 was primarily related to the first phase of the Appalachian Basin asset sale while the gain in 2011 was primarily related to the second and third phases of that sale partially offset by $1.9 million of losses on the disposal of excess equipment.

General and administrative expenses decreased $7.1 million, or 30.8%, from $23.1 million during the year ended December 31, 2010, to $16.0 million during the year ended December 31, 2011. As a result of our Recombination and refinancing activities in 2010, we have been able to eliminate significant consulting and other outside service costs associated with those transactions.

Litigation reserve increased $10.0 million, from $1.6 million during the year ended December 31, 2010, to $11.6 million for the year ended December 31, 2011. The expense in 2010 was primarily related to our securities lawsuits. The expense during 2011 is due to settlement costs for our royalty owner lawsuits in Oklahoma and Kansas discussed previously.

Recovery of misappropriated funds was $1.6 million for the year ended December 31, 2010. The amount represents recovery of a portion of the funds misappropriated between 2005 and 2007 by former officers. No additional amounts were recovered in 2011.

Other income (expense) consists primarily of gains (losses) from derivative instruments, gain (loss) from equity investment, gain from forgiveness of debt and net interest expense. We recorded realized gains of $31.9 million and $33.7 million on our derivative contracts for the years ended December 31, 2010 and 2011, respectively. We recorded unrealized gains of $41.2 million and $1.7 million on our derivative contracts for the years ended December 31, 2010 and 2011 respectively. The mark-to-market loss on our equity investment was $4.6 million for the year ended December 31, 2011 with none recorded in the prior year as we did not hold any investment in CEP during that time period. Interest expense, net, was $22.7 million and $10.2 million for the years ended December 31, 2010 and 2011, respectively. The decrease is primarily due to the September 2010 refinancing, which resulted in a lower balance of debt, lower interest rates and decreased amortization of debt issuance costs. Amortization of debt issuance costs, which is a component of interest expense, was $5.0 million lower in 2011 compared to 2010. We recorded gains on forgiveness of debt of $2.9 million and $1.6 million for the years ended December 31, 2010 and 2011, respectively. Both gains are the result of the restructuring of the QER Loan.

We recorded a loss from discontinued operations of $4.1 million for the year ended December 31, 2010, compared to income of $643,000 for the year ended December 31, 2011. The improvement was primarily the result of higher revenue of $1.1 million, lower pipeline expenses of $1.1 million and lower interest expense attributable to our pipeline operations of $2.2 million. Pipeline revenues increased due to higher revenues from firm transportation contracts as well as higher commodity revenue due to an increase in throughput. Pipeline expense was lower due to our December 2010 partial termination of a capacity lease and the lease’s subsequent expiration in October 2011, partially offset by the costs of gas lost during an external leak in the first quarter of 2011. Interest expense associated with our pipeline operations was lower due to our refinancing in September 2010 which resulted in a lower balance of debt.

Liquidity and Capital Resources

Debt Reduction

We reduced our total debt from $190.0 million at December 31, 2011 to $57.5 million at December 31, 2012. Our debt reduction was achieved primarily through proceeds from the sale of KPC, proceeds from our commodity derivatives including the early exit of natural gas swap contracts, and proceeds from issuing equity to White Deer. As discussed below, we refinanced our existing credit facility in December 2012, resulting in a new four-year $200 million senior secured revolving facility.

Historical Cash Flows and Liquidity

Cash flows from operating activities have historically been driven by the quantities of our production and the prices received from the sale of this production. Prices of oil and gas have historically been very volatile and can significantly impact the cash from the sale of our production. Use of derivative financial instruments help mitigate this price volatility. Proceeds from derivative settlements are included in cash flows from operations. Cash expenses also impact our operating cash flow and consist primarily of production operating costs, production taxes, interest on our indebtedness and general and administrative expenses.

Cash flows from operations totaled $38.8 million, $42.7 million and $69.1 million for the years ended December 31, 2010, 2011 and 2012, respectively. The increase from 2011 to 2012 is due to higher realized gains on derivative contracts and lower operating expenses compared to the prior year partially offset by lower revenues in the current year. The increase from 2010 to 2011 is primarily due to lower interest charges and general and administrative expenses compared to the prior year coupled with higher realized gains on derivative contracts. These increases more than offset a decrease in cash flow due to the decline in oil and gas revenues in 2011.

Cash flows from investing activities have historically been driven by exploration and development costs, leasehold acquisitions, acquisitions of businesses and sales of oil and gas properties. Net cash used in investing activities was $13.4 million and $27.8 million for the years ended December 31, 2010 and 2011, respectively, compared to net cash received of $35.6 million in 2012. Cash from investing activities in 2012 was the result of $53.4 million in gross proceeds from the KPC sale partially offset by $16.8 million of capital expenditures and $1.5 million set aside as restricted cash prior to our transitioning outstanding letters of credit to our new credit facility. Cash used in investing activities in 2011 was a result of $29.3 million of capital expenditures and $12.9 million of cash for our investment in CEP partially offset by proceeds of $14.4 million (including proceeds of $1.6 million from the sale of stock received as consideration) from asset sales primarily related to the Appalachian Basin sale. Cash used in investing activities in 2010 primarily consisted of capital expenditures of $28.1 million offset in part by $14.1 million in cash received primarily from the first phase of our Appalachian Basin asset sale in December 2010.

The following table sets forth our capital expenditures, including costs we have incurred but not paid for the periods presented (in thousands):

	Year Ended December 31,
	2010	2011	2012
Capital expenditures
Leasehold acquisition	$2,192	$853	$203
Exploration	—	—	—
Development	27,396	23,825	12,506
Pipeline	1,362	839	563
Other items	1,370	4,736	4,238

Total capital expenditures	$32,320	$30,253	$17,510

Cash flows from financing activities have historically been driven by borrowing and repayments on debt instruments, issuances of equity and the costs associated with these activities. Cash used in financing activities was $45.5 million, $15.3 million and $104.6 million for the years ended December 31, 2010, 2011 and 2012, respectively. The cash used in 2012 was primarily due debt repayments of $193.0 million to settle our prior credit facilities along with debt and equity issuance costs of $2.3 million. These outflows were partially offset by $57.5 million in proceeds from our new credit facility, $32.5 million in proceeds from the issuance of common stock, preferred stock and warrants to White Deer, and $724,000 in proceeds from the issuance of common stock under our at-the-market program described below. The cash used in 2011 was primarily due to $15.3 million in net repayments of debt. The cash used in 2010 was primarily due to $99.1 million in net repayments of debt and $6.5 million of debt and equity financing costs offset in part by $60.0 million of proceeds from the issuance of preferred stock and warrants to White Deer.

KPC Sale

On September 28, 2012, we sold our interstate pipeline subsidiary KPC to MV for $53.5 million in cash, $53.4 million net of a working capital adjustment. Of this amount, $500,000 was deposited into an escrow account pending the acceptable cleanup of a site previously owned by KPC. The cleanup was completed and the escrowed funds were released in January 2013. MV also agreed to make additional payments of $1.0 million for each of the next four years if qualified EBITDA, as defined in the purchase agreement, of KPC for that year exceeds a target amount. In conjunction with closing the KPC sale, we repaid $51.5 million on our revolving credit facility.

White Deer Investment

At December 31, 2012, White Deer holds $91.3 million in liquidation preference of our Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) along with warrants to purchase 34,336,414 shares of our common stock at a weighted average exercise price of $2.66 per share. In addition, White Deer also holds 265,095 shares of our Series B Voting Preferred Stock (the “Series B Preferred Stock”), each share entitled to 100 votes, and 9,834,620 shares of our common stock. Our issuance of equity to White Deer occurred in four transactions as disclosed below. Proceeds from issuing equity to White Deer in 2012 were used to reduce debt and for working capital purposes.

•

On September 21, 2010, we issued to White Deer $60 million initial liquidation preference of our Series A Preferred Stock along with 7  1/2 year warrants to purchase 19,047,619 shares of our common stock at an exercise price of $3.15 per share.

•	On February 9, 2012, we issued to White Deer 2,180,233 shares of our common stock at $3.44 per share for an aggregate purchase price of $7.5 million.

•

On August 1, 2012, we issued to White Deer 3,076,923 shares of our common stock at $1.95 per share, $6.0 million initial liquidation preference of our Series A Preferred Stock and warrants to purchase 3,076,923 shares of common stock at an exercise price of $1.95 per share. Total proceeds from the issuance were $12.0 million.

•

On December 20, 2012, we issued to White Deer 4,577,464 shares of our common stock at $1.42 per share, $6.5 million initial liquidation preference of our Series A Preferred Stock and warrants to purchase 4,577,464 shares of common stock at an exercise price of $1.42 per share. Total proceeds from the issuance were $13.0 million.

The Series A Preferred Stock is entitled to a cumulative dividend of 12% per year on its liquidation preference, compounded quarterly. Prior to December 31, 2014, we can elect to pay dividends on the Series A Preferred Stock in cash. During this period, if such dividends are not paid in cash, the liquidation preference of the Series A Preferred Stock will increase by the amount of the dividend and we will issue additional warrants exercisable for a number of shares of our common stock equal to the amount of the dividend divided by, with respect to the Series A Preferred Stock issued in September 2010, the closing price of the common stock on the trading day prior to the dividend payment date or, with respect to the Series A Preferred Stock issued in August and December 2012, $1.95 and $1.42, respectively, with the exercise price of such warrants equal to such applicable price.

We have not paid cash dividends since White Deer’s initial investment in September 2010 but instead have chosen to increase the liquidation preference on the Series A Preferred Stock by $18.8 million, the cumulative amount of accrued dividends through December 31, 2012. As a result of paying dividends in kind since the initial investment, we have also issued warrants to purchase 7,634,408 shares of our common stock at a weighted average exercise price of $2.47 per share. We are required to redeem the Series A Preferred Stock on March 21, 2018, at 100% of the liquidation preference. See Note 12 in Part II, Item 8. of this Annual Report for further details on the securities issued as a result of White Deer’s investment.

Credit Agreements

On December 20, 2012, we completed a refinancing of our existing revolving credit facility with a new group of banks. The refinancing was structured as an amendment to the existing facility to minimize costs. At refinancing, the existing facility was amended and restated by the Third Amended and Restated Credit Agreement (the “New Borrowing Base Facility”). The New Borrowing Base Facility, which is currently our sole credit facility, is a $200 million senior secured revolving facility secured by a first lien on substantially all of our assets except the assets of Constellation Energy Partners Management, LLC, one of our consolidated subsidiaries. See Note 10 in Part II, Item 8. in this Annual Report on Form 10-K for a summary of the material terms of this facility.

At December 31, 2012, the borrowing base under the New Borrowing Base Facility was $90 million with outstanding borrowings of $57.5 million and availability of $32.5 million. We also have $1.4 million in cash collateralized letters of credit not covered under the New Borrowing Base Facility.

Settlement of QER Loan

The QER Loan is a former credit facility collateralized by a first priority lean on all the assets of PostRock Eastern Production, LLC, formerly named Quest Eastern Resource LLC (“QER”). In connection with the restructuring of our credit facilities in 2010, we entered into an asset sale agreement with the Royal Bank of Canada (“RBC”) that allowed us to sell QER, or its assets and, in the event the proceeds were not adequate to repay the QER Loan in full, we agreed to pay a portion of such shortfall in cash, stock or a combination thereof.

We previously sold certain Appalachian Basin oil and gas properties to MHR in three phases that closed in December 2010, January 2011 and June 2011 for a total purchase price of $44.6 million. Included in the $44.6 million total was approximately $41.6 million representing the purchase price of assets owned by QER pledged as collateral under the QER Loan. From the sale proceeds, we made payments to the lender, RBC, in the amount of $21.2 million in December 2010, $9.3 million in January 2011 and $4.3 million in June 2011. Concurrent with the June 2011 payment and pursuant to the terms of the asset sale agreement with RBC, we fully settled the outstanding balance of the QER Loan of approximately $843,000 by issuing 141,186 shares of our common stock with a fair value of $744,000 to RBC. The settlement also included the future remittance of a portion of the residual sale proceeds scheduled to be released from the escrow in June 2012. In June 2012, $5.7 million of the escrowed proceeds was released, of which $1.3 million was retained by us while $4.4 million was paid to RBC, representing the final payment in connection with the QER Loan. Included in the amount released to us was our recovery of the $843,000 payment to RBC made in June 2011. The escrow agreement related to the third phase of the sale, which had a balance of $564,000, expired by its terms on December 31, 2012, and the escrowed funds were released to MHR in January 2013.

The settlement of the QER Loan was facilitated by the restructuring of a prior loan that met the criteria under accounting guidance to be classified as a troubled debt restructuring. We had previously recorded gains on debt restructuring related to the QER Loan of $2.9 million in 2010 and $1.6 million in 2011. The gain in 2011 included $799,000 of accrued interest that was forgiven at the time the balance of the loan was settled. As a result of the our final evaluation of all payments made to RBC in connection with the QER Loan, an additional gain on debt restructuring of $255,000 was recorded in 2012.

Sources of Liquidity in 2012 and Capital Requirements

We rely on our cash flows from operating activities as a source of internally generated liquidity. During the past three years, our cash flows from operating activities have been sufficient to fund our investing activities. Our long-term ability to generate liquidity internally depends in part on our ability to hedge future production at attractive prices as well as our ability to control operating expenses. We generated cash of $31.9 million, $33.7 million and $73.6 million from settlements of our oil and gas derivatives during 2010, 2011 and 2012, respectively. The cash we generated in 2012 includes $30.2 million from the early exit of above market natural gas swap contracts originally scheduled to settle in 2013. These contracts were settled early in connection with our debt refinancing discussed above. Our natural gas contracts that settled during 2010 to 2012 were entered into prior to 2010 and were priced in the range of $6.26 to $7.28 per MMBtu. We have natural gas and crude oil swap contracts covering a portion of our production between 2013 to 2016. At March 1, 2013, our outstanding natural gas swaps have a weighted average price of $4.01 per MMBtu while our open crude oil swaps have a weighted average price between $90 to $100 per barrel. Our outstanding contracts are disclosed below under Commodity Price Risk.

From time to time, we may issue equity to fund certain transactions, such as our CEP investment, to repay outstanding debt and for working capital purposes. As discussed above, we issued additional equity to White Deer on three separate occasions in 2012 for gross proceeds of $32.5 million.

We have an effective $100 million universal shelf registration statement on Form S-3. We are initially limited to selling debt or equity securities under the shelf registration statement in one or more offerings over a 12 consecutive month period for a total initial public offering price not exceeding one third of our public equity float. The registration statement is intended to give us the flexibility to sell securities if and when market conditions and circumstances warrant, to provide funding for growth or other strategic initiatives, for debt reduction or refinancing and for other general corporate purposes. The actual amount and type of securities or combination of securities and the terms of those securities will be determined at the time of sale, if such sale occurs. If and when a particular series of securities is offered, the prospectus supplement relating to that offering will set forth our intended use of the net proceeds. In addition, we have entered into an at-the-market issuance sales agreement with a sales agent relating to the offering from time to time of shares of our common stock under the shelf registration statement. Sales of shares of our common stock, if any, may be made directly on the NASDAQ Global Market, on any other existing trading market for the common stock or through a market maker, or in privately negotiated transactions, subject to our approval. Our sales agreement is limited to the sale of up to a number of shares of common stock with an initial offering price not to exceed the amount that can be sold under the registration statement. As of the date of the sales agreement, such amount is limited to approximately $20.3 million. We commenced sales of our common stock under the shelf registration statement in June 2012 and through December 2012, have sold 446,098 common shares for gross proceeds of $724,000 and paid aggregate commission of $22,000 to the sales agent. Through March 1, 2013, we have sold an additional 2,052,902 shares for gross proceeds of $3.3 million.

We rely on our New Borrowing Base Facility as an external source of long and short-term liquidity. At March 1, 2013, we had $63.5 million of outstanding borrowings and $26.5 million of availability under this facility. The borrowing base under our New Borrowing Base Facility will be redetermined on May 1, 2013, based on reserves at December 31, 2012. The borrowing base under that facility is determined based on the value of our oil and natural gas reserves at our lenders’ forward price forecasts, which are generally derived from futures prices. With the current availability under our New Borrowing Base Facility and expected cash flows from operations, we believe that we have sufficient liquidity to fund our capital expenditures and financial obligations in 2013.

To a lesser extent, we also rely on the sale of our non-core assets to internally generate liquidity. As discussed above, the sale of our interstate pipeline in September 2012 generated gross proceeds of $53.4 million. In addition, the sale of our Appalachian Basin assets in 2010 and 2011 generated total gross proceeds of $44.6 million.

Contractual Obligations

We have numerous contractual commitments in the ordinary course of business, debt service requirements and operating lease commitments. The following table summarizes these commitments at December 31, 2012 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
New Borrowing Base Facility	$57,500	$—	$—	$57,500	$—
Interest on bank credit facilities	6,961	1,753	3,507	1,701	—
Purchase obligations	969	885	82	2	—
Operating lease obligations	3,930	1,095	1,763	1,072	—

Total commitments	$69,360	$3,733	$5,352	$60,275	$—

Off-Balance Sheet Arrangements

At December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such activities.

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

Oil and Gas Reserves

Our most significant financial estimates are based on estimates of proved oil and gas reserves. Proved reserves represent estimated quantities of oil and gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future revenues, rates of production, and timing of development expenditures, including many factors beyond our control. The estimation process relies on assumptions and interpretations of available geologic, geophysical, engineering, and production data and, the accuracy of reserve estimates is a function of the quality and quantity of available data, engineering and geologic interpretation, and judgment. In addition, as a result of changing market conditions, commodity prices and future development costs will change from year to year, causing estimates of proved reserves to also change. Estimates of proved reserves are key components of our most significant financial estimates involving our unevaluated properties, our rate for recording depreciation, depletion and amortization and our full cost ceiling limitation. Our reserves are estimated on an annual basis by independent petroleum engineers.

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

Oil and gas properties are depleted using the units-of-production method. The depletion expense is significantly affected by the unamortized historical and future development costs and the estimated proved oil and gas reserves. Estimation of proved oil and gas reserves relies on professional judgment and the use of factors that cannot be precisely determined. Holding all other factors constant, if proved oil and gas reserves were revised upward or downward, earnings would increase or decrease, respectively. Subsequent proved reserve estimates that are materially different from those reported would change the depletion expense recognized during the future reporting period. No gains or losses are recognized upon the sale or disposition of oil and gas properties unless the sale or disposition would have a significant impact on the depreciation, depletion, and amortization rate.

Under the full cost accounting rules, total capitalized costs are limited to a ceiling equal to the present value of future net revenues, discounted at 10% per annum, plus the lower of cost or fair value of unevaluated properties less income tax effects (the “ceiling limitation”). Future net revenues used to calculate the ceiling do not include cash outflows associated with settling asset retirement obligations. We perform a quarterly ceiling test to evaluate whether the net book value of our full cost pool exceeds the ceiling limitation. If capitalized costs (net of accumulated depreciation, depletion, and amortization) less related deferred taxes are greater than the discounted future net revenues or ceiling limitation, a write-down or impairment of the full cost pool is required. A write-down of the carrying value of our full cost pool is a non-cash charge that reduces earnings and impacts stockholders’ equity in the period of occurrence and typically results in lower depreciation, depletion, and amortization expense in future periods. Once incurred, a write-down is not reversible at a later date. The risk that we will be required to write-down the carrying value of our oil and natural gas properties increases during a period when oil or gas prices are depressed. In addition, a write-down may occur if estimates of proved reserves are substantially reduced or estimates of future development costs increase significantly.

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

Estimating the future asset retirement liability requires us to make estimates and judgments regarding timing, existence of a liability, as well as what constitutes adequate restoration. We use the present value of estimated cash flows related to our asset retirement obligations to determine the fair value. Present value calculations inherently incorporate numerous assumptions and judgments. These include the ultimate retirement and restoration costs, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing asset retirement liability, a corresponding adjustment will be made to the carrying cost of the related asset. For the year ended December 31, 2011, we increased our asset retirement liability to plug, abandon and dismantle wells by $3.9 million as a result of a revision in the future costs of those activities. There were no significant revisions for the year ended December 31, 2012.

We have not recorded any asset retirement obligations relating to our gathering systems at December 31, 2011 and 2012 because we do not have any legal or constructive obligations relative to asset retirements of the gathering systems (see discussion in Note 9—Asset Retirement Obligations to the consolidated financial statements included in this Annual Report on Form 10-K).

Derivative Instruments

Due to the historical volatility of oil and gas prices, we have implemented a hedging strategy aimed at reducing the variability of prices we receive for our production. Currently, we may use collars, fixed-price swaps and fixed price sales contracts as our mechanism for hedging commodity prices. Our current derivative instruments are not accounted for as hedges for accounting purposes in accordance with FASB ASC 815 Derivatives and Hedging. As a result, we account for our derivative instruments on a mark-to-market basis, and changes in the fair value of derivative instruments are recognized as gains and losses which are included in other income and expense in the period of change. While we believe that the stabilization of prices and production afforded us by providing a revenue floor for our production is beneficial, this strategy may result in lower revenues than we would have if we were not a party to derivative instruments in times of rising natural gas prices. For the year ended December 31, 2012, we recognized a total gain on derivative financial instruments in the amount of $6.5 million, consisting of a $73.2 million realized gain and a $66.7 million unrealized loss. We currently estimate the fair value of our commodity swaps with a discounted cash flow model utilizing, when possible, published forward commodity price curves and credit adjusted discount rates.

Income Taxes

We record our income taxes using an asset and liability approach in accordance with the provisions of FASB ASC 740 Income Taxes. We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences (primarily property and equipment and the net operating loss carry forward) between the book carrying amounts and the tax bases of assets and liabilities using enacted tax rates at the end of the period. Under FASB ASC 740, the effect of a change in tax rates of deferred tax assets and liabilities is recognized in the year of the enacted change. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2011 and 2012, a full valuation allowance was recorded against our deferred tax assets.

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

Recent Accounting Pronouncements

Recent accounting pronouncements relevant to us are discussed within Note 2 in Part II, Item 8. of this Annual Report on Form 10-K. There have been no recent accounting pronouncements that have had a material impact on our consolidated financial statements. Furthermore, we are not aware of any new accounting standards we will be required to adopt in the future that will have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The discussion in this section provides information about the financial instruments we use to manage commodity price and interest rate volatility. All contracts are financial contracts, which are settled in cash and do not require the actual delivery of a commodity quantity to satisfy settlement.

Commodity Price Risk

Our most significant market risk relates to the prices we receive for our oil and natural gas production. For example, NYMEX-WTI oil prices during 2012 ranged from a high of $109.77 per barrel to a low of $77.69 per barrel. Meanwhile, NYMEX natural gas futures prices during 2012 ranged from a high of $3.90 per Mmbtu to a low of $1.97 per Mmbtu. In light of the historical volatility of these commodities, we periodically have entered into, and expect in the future to enter into, derivative arrangements aimed at reducing the variability of the prices we receive for our production.

We have used, and may continue to use, a variety of commodity-based derivative financial instruments, including collars, fixed-price swaps and basis protection swaps. Our fixed price swap and collar transactions are settled based upon either NYMEX prices or index prices at our main delivery points, and our basis protection swap transactions are settled based upon the index price of natural gas at our main delivery points. Natural gas prices at our primary delivery point in the Cherokee Basin are based on the Southern Star index, which is typically at a discount to the NYMEX pricing at Henry Hub. To mitigate the risk associated with fluctuations in the discount, we previously entered into basis protection swaps. As a result of a narrowing in the discount, we have a liability on our outstanding basis protection swaps in the amount of $4.4 million at December 31, 2012, all of which are scheduled to settle in 2013. Settlement for our gas derivative contracts typically occurs in advance of our purchaser receipts.

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

	2010	2011	2012
Realized gain	$31,932	$33,692	$73,162
Unrealized gain (loss)	41,184	1,737	(66,708)

Total gain from derivative financial instruments	$73,116	$35,429	$6,454

The following table summarizes the estimated volumes, fixed prices and fair value attributable to all oil and natural gas derivative contracts at December 31, 2012.

	Year Ending December 31,
	2013	2014	2015	2016	Total
	($ in thousands, except per unit data)
Natural Gas Swaps
Contract volumes (Mmbtu)	3,747,285	4,324,032	3,755,184	3,765,840	15,592,341
Weighted-average fixed price per Mmbtu	$3.95	$3.95	$3.95	$3.96	$3.95
Fair value, net	$1,270	$(320)	$(908)	$(1,410)	$(1,368)
Natural Gas Basis Swaps
Contract volumes (Mmbtu)	9,000,003	—	—	—	9,000,003
Weighted-average fixed price per Mmbtu	$(0.71)	$—	$—	$—	$(0.71)
Fair value, net	$(4,448)	$—	$—	$—	$(4,448)
Crude Oil Swaps
Contract volumes (Bbl)	65,892	61,680	58,164	53,892	239,628
Weighted-average fixed price per Bbl	$101.70	$97.00	$93.40	$91.10	$96.09
Fair value, net	$546	$276	$168	$125	$1,115
Total fair value, net	$(2,632)	$(44)	$(740)	$(1,285)	$(4,701)

During February 2013, we entered into additional oil and natural gas swap contracts. The additional volumes and associated contract prices are disclosed in the table below:

	Year Ending December 31,
	2013	2014	2015	2016
Natural Gas Swaps
Contract volumes (Mmbtu)	4,963,748	6,003,534	5,228,379	4,048,194
Contract price per Mmbtu	$4.05	$4.05	$4.05	$4.05
Crude Oil Swaps
Contract volumes (Bbl)	18,550	17,868	13,404	11,676
Contract price per Bbl	$96.90	$93.80	$89.80	$86.75

Interest Rate Risk

Although none are currently outstanding, from time to time we may enter into interest rate derivatives to mitigate our exposure to fluctuations in interest rates on variable-rate debt. At December 31, 2012, we had outstanding $57.5 million of variable-rate debt. A 1% increase in our interest rates would increase gross interest expense approximately $575,000 per year.

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

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on the evaluation performed, we concluded that our internal control over financial reporting as of December 31, 2012, was effective based on the criteria set forth in the COSO Framework.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PostRock Energy Corporation:

We have audited the accompanying consolidated balance sheets of PostRock Energy Corporation (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2012 and 2011, and for the period from March 6, 2010 to December 31, 2010 and of the Predecessors for the period from January 1, 2010 to March 5, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011, and the consolidated results of operations and cash flows of the Company for the years ended December 31, 2012 and 2011, and for the period from March 6, 2010 to December 31, 2010, and of the Predecessors for the period from January 1, 2010 to March 5, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Houston, Texas

March 12, 2013

POSTROCK ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2012
	($ in thousands, except share and per share data)
ASSETS
Current assets
Cash and equivalents	$349	$525
Restricted cash	—	1,500
Accounts receivable—trade, net	7,785	7,207
Other receivables	1,164	180
Inventory	1,681	990
Other	7,455	2,100
Derivative financial instruments	42,803	1,771
Assets of discontinued operations	1,585	—

Total	62,822	14,273
Oil and natural gas properties, full cost method of accounting, net	124,068	107,531
Other property and equipment, net	14,465	14,244
Other, net	2,812	2,180
Equity investment	12,994	7,820
Derivative financial instruments	29,516	615
Assets of discontinued operations	60,034	—

Total assets	$306,711	$146,663

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$5,723	$9,373
Revenue payable	4,972	4,447
Accrued expenses and other	8,327	4,928
Litigation reserve	3,081	—
Current portion of long-term debt	3,000	—
Derivative financial instruments	5,223	4,449
Liabilities of discontinued operations	936	—

Total	31,262	23,197
Derivative financial instruments	4,611	2,638
Long term debt	190,000	57,500
Asset retirement obligations	10,087	10,868
Other	4,559	316
Liabilities of discontinued operations	1,646	—

Total liabilities	242,165	94,519
Commitments and contingencies
Series A Cumulative Redeemable Preferred Stock, $0.01 par value; 6,000 and 7,250 shares issued and outstanding, respectively	56,736	73,152
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 authorized shares; 215,662 and 265,095 Series B Voting Preferred Stock issued and outstanding, respectively	2	3
Common stock, $0.01 par value; 100,000,000 authorized shares; 9,935,337 and 21,301,159 issued and outstanding, respectively	99	213
Additional paid-in capital	378,093	396,732
Accumulated deficit	(370,384)	(417,956)

Total equity (deficit)	7,810	(21,008)

Total liabilities and equity (deficit)	$306,711	$146,663

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Predecessors)		Year Ended December 31,
	January 1, 2010 to March 5,	March 6, 2010 to December 31,
	2010	2010	2011	2012
	(in thousands, except per share data)
Revenue
Natural gas sales	$17,874	$64,279	$72,812	$43,911
Crude oil sales	785	4,998	7,075	8,640
Gathering	1,076	4,771	5,239	2,444

Total	19,735	74,048	85,126	54,995
Costs and expenses
Production expense	8,645	38,329	47,136	42,213
General and administrative	5,458	17,682	16,005	14,810
Litigation reserve	—	1,640	11,592	—
Depreciation, depletion and amortization	3,574	15,835	24,088	27,669
(Gain) loss on disposal of assets	—	(13,572)	(10,557)	295
Impairment of oil and gas properties	—	—	—	5,919
Recovery of misappropriated funds	—	(1,592)	—	—

Total	17,677	58,322	88,264	90,906

Operating income (loss)	2,058	15,726	(3,138)	(35,911)
Other income (expense)
Realized gain from derivative financial instruments	3,673	28,259	33,692	73,162
Unrealized gain (loss) from derivative financial instruments	21,573	19,611	1,737	(66,708)
Loss from equity investment	—	—	(4,607)	(5,174)
Gain on forgiveness of debt	—	2,909	1,647	255
Other income (expense)	(4)	(24)	207	111
Interest expense	(4,709)	(18,026)	(10,154)	(10,454)
Interest income	4	32	3	2

Total	20,537	32,761	22,525	(8,806)

Income (loss) from continuing operations before income taxes	22,595	48,487	19,387	(44,717)
Income taxes	—	—	—	—

Income (loss) from continuing operations	22,595	48,487	19,387	(44,717)
Income (loss) from discontinued operations	(859)	(3,266)	643	(2,855)

Net income (loss)	21,736	45,221	20,030	(47,572)
Net income attributable to noncontrolling interests	(9,958)	—	—	—

Net income (loss) attributable to controlling interests	11,778	45,221	20,030	(47,572)
Preferred stock dividends	—	(1,980)	(7,779)	(9,083)
Accretion of redeemable preferred stock	—	(327)	(1,580)	(2,238)

Net income (loss) available to common stockholders	$11,778	$42,914	$10,671	$(58,893)

Net income (loss) per share common share
Basic income (loss) per share—continuing operations	$0.39	$5.69	$1.14	$(4.12)
Basic income (loss) per share—discontinued operations	$(0.02)	$(0.40)	$0.07	$(0.21)

Basic income (loss) per share	$0.37	$5.29	$1.21	$(4.33)

Diluted income (loss) per share—continuing operations	$0.39	$4.97	$0.67	$(4.12)
Diluted income (loss) per share—discontinued operations	$(0.03)	$(0.35)	$0.04	$(0.21)

Diluted income (loss) per share	$0.36	$4.62	$0.71	$(4.33)

Weighted average common shares outstanding
Basic	32,137	8,110	8,786	13,596
Diluted	32,614	9,295	15,050	13,596

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Predecessors)		Year Ended December 31,
	January 1, 2010 to March 5,	March 6, 2010 to December 31,
	2010	2010	2011	2012
	($ in thousands)
Cash flows from operating activities
Net income (loss)	$21,736	$45,221	$20,030	$(47,572)
Adjustments to reconcile net income (loss) to cash provided by operations
Depreciation, depletion and amortization	4,164	18,683	27,662	30,206
Impairment of oil and gas properties	—	—	—	5,919
Stock-based compensation	808	1,635	1,258	2,224
Amortization of deferred loan costs.	2,094	5,753	1,709	2,820
Change in fair value of derivative financial instruments	(21,573)	(19,611)	(1,737)	67,186
Litigation reserve	—	270	6,042	—
Recovery of misappropriated funds, net of liabilities assumed	—	(487)	—	—
Loss (gain) on disposal of assets	—	(13,495)	(10,560)	5,735
Gain on forgiveness of debt	—	(2,909)	(1,647)	(255)
Loss from equity investment	—	—	4,607	5,174
Other non-cash changes to items affecting net loss	—	138	618	409
Change in assets and liabilities
Accounts receivable	777	2,201	2,696	1,519
Other current assets	466	(486)	(1,281)	5,020
Other assets	2	(3,224)	(649)	33
Accounts payable	(240)	(4,613)	(2,521)	2,453
Accrued expenses	983	465	(3,502)	(11,701)
Other	—	17	(17)	(51)

Net cash flows from operating activities	9,217	29,558	42,708	69,119

Cash flows from investing activities
Restricted cash	(1)	691	28	(1,500)
Proceeds from sale of equity securities	—	—	1,634	—
Equity investment	—	—	(12,883)	—
Equipment, development, leasehold and pipeline	(2,282)	(25,858)	(29,338)	(16,759)
Proceeds from sale of assets	—	14,062	12,723	53,893

Net cash flows from (used in) investing activities	(2,283)	(11,105)	(27,836)	35,634

Cash flows from financing activities
Proceeds from debt	900	2,100	3,000	57,500
Repayments of debt	(41)	(102,023)	(18,319)	(193,000)
Proceeds from stock option exercise	—	—	66	—
Debt and equity financing costs	—	(6,477)	—	(2,301)
Proceeds from issuance of common stock	—	—	—	20,724
Proceeds from issuance of preferred stock and warrants	—	60,000	—	12,500

Net cash flows from (used in) financing activities	859	(46,400)	(15,253)	(104,577)

Net increase (decrease) in cash and cash equivalents	7,793	(27,947)	(381)	176
Cash and cash equivalents beginning of period	20,884	28,677	730	349

Cash and cash equivalents end of period	$28,677	$730	$349	$525

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Shares	Preferred Stock Par Value	Common Shares Issued	Common Stock Par Value	Additional Paid-in Capital	Shares of Treasury Stock	Treasury Stock	Accumulated Deficit	Total Stockholders’ (Deficit) Equity	Non- Controlling Interests	Total (Deficit) Equity
	($ in thousands, except share amounts)
Predecessors
Balance, December 31, 2009	—	$—	32,160,121	$33	$299,010	21,955	$(7)	$(447,413)	$(148,377)	$57,990	$(90,387)
Stock-based compensation	—	—	—	—	210	—	—	—	210	598	808
Restricted stock grants, net of forfeitures	—	—	(1,687)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	11,778	11,778	9,958	21,736

Balance, March 5, 2010	—	$—	32,158,434	$33	$299,220	21,955	$(7)	$(435,635)	$(136,389)	$68,546	$(67,843)

PostRock
Balance, March 6, 2010	—	$—	—	$—	$—	—	$—	$—	$—	$—	$—
Issuance to Predecessors’ shareholders upon recombination	—	—	1,847,458	18	299,228	—	—	(435,635)	(136,389)	—	(136,389)
Issuance to Predecessors’ noncontrolling interests upon recombination	—	—	6,191,516	62	68,484	—	—	—	68,546	—	68,546
Stock-based compensation	—	—	—	2	1,633	—	—	—	1,635	—	1,635
Restricted stock grants, net of forfeitures	—	—	200,008	—	—	—	—	—	—	—	—
Issuance of Series B preferred stock	195,842	2	—	—	—	—	—	—	2	—	2
Issuance of warrants	—	—	—	—	11,685	—	—	—	11,685	—	11,685
Cost of issuing preferred stock and warrants	—	—	—	—	(1,185)	—	—	—	(1,185)	—	(1,185)
Preferred stock dividends	—	—	—	—	(1,980)	—	—	—	(1,980)	—	(1,980)
Preferred stock accretion.	—	—	—	—	(327)	—	—	—	(327)	—	(327)
Net income	—	—	—	—	—	—	—	45,221	45,221	—	45,221

Balance, December 31, 2010	195,842	$2	8,238,982	$82	$377,538	—	$—	$(390,414)	$(12,792)	$—	$(12,792)
Stock-based compensation	—	—	75,169	1	1,252	—	—	—	1,253	—	1,253
Restricted stock grants net of forfeitures	—	—	460,000	5	—	—	—	—	5	—	5
Issuance of common stock	—	—	1,141,186	11	4,833	—	—	—	4,844	—	4,844
Issuance of Series B Preferred Stock	19,820	—	—	—	—	—	—	—	—	—	—
Issuance of warrants	—	—	—	—	3,763	—	—	—	3,763	—	3,763
Stock option exercises	—	—	20,000	—	66	—	—	—	66	—	66
Preferred stock accretion.	—	—	—	—	(1,580)	—	—	—	(1,580)	—	(1,580)
Preferred stock dividends	—	—	—	—	(7,779)	—	—	—	(7,779)	—	(7,779)
Net income	—	—	—	—	—	—	—	20,030	20,030	—	20,030

Balance December 31, 2011	215,662	$2	9,935,337	$99	$378,093	—	$—	$(370,384)	$7,810	$—	$7,810
Stock-based compensation	—	—	—	—	2,213	—	—	—	2,213	—	2,213
Restricted stock grants, net of forfeitures	—	—	1,085,104	11	—	—	—	—	11	—	11
Issuance of common stock	—	—	10,280,718	103	20,342	—	—	—	20,445	—	20,445
Issuance of Series B Preferred Stock	49,433	1	—	—	—	—	—	—	1	—	1
Issuance of warrants	—	—	—	—	7,405	—	—	—	7,405	—	7,405
Preferred stock accretion	—	—	—	—	(2,238)	—	—	—	(2,238)	—	(2,238)
Preferred stock dividends	—	—	—	—	(9,083)	—	—	—	(9,083)	—	(9,083)
Net loss	—	—	—	—	—	—	—	(47,572)	(47,572)	—	(47,572)

Balance December 31, 2012	265,095	$3	21,301,159	$213	$396,732	—	$—	$(417,956)	$(21,008)	$—	$(21,008)

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

PostRock Energy Corporation is an independent oil and gas company engaged in the acquisition, exploration, development, production and gathering of crude oil and natural gas. It manages its business in one segment, production. Its primary production activity is focused in the Cherokee Basin, a 15-county region in southeastern Kansas and northeastern Oklahoma. It also has oil producing properties in Central Oklahoma and minor oil and gas producing properties in the Appalachian Basin. The Company previously owned an interstate natural gas pipeline in its PostRock KPC Pipeline, LLC (“KPC”) subsidiary. KPC was sold in September 2012 and its results are reported as a discontinued operation in the consolidated financial statements.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation—These consolidated financial statements include PostRock’s and its subsidiaries’ accounts. Subsidiaries in which the PostRock directly or indirectly owns more than 50% of the outstanding voting securities or those in which PostRock has effective control over are generally accounted for under the consolidation method of accounting. Under this method, a subsidiaries’ balance sheet and results of operations are reflected within the Company’s consolidated financial statements. The equity of the noncontrolling interests in the Company’s majority-owned or effectively controlled subsidiaries are shown in the consolidated financial statements as “noncontrolling interest”. Noncontrolling interest adjusts the consolidated results of operations to reflect only the Company’s share of the earnings or losses of the consolidated subsidiary. Upon dilution of control below 50% or the loss of effective control, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods. All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash balances are maintained at several financial institutions that are insured by the Federal Deposit Insurance Corporation although such balances typically are in excess of the insured amount; however, no losses have been recognized as a result of this circumstance. During 2011, the Company began utilizing a controlled disbursement cash account which is funded when outstanding checks and electronic payments are presented for payment and an overdraft is the normal book balance. The Company’s policy has been to fund these outstanding checks and electronic payments as they clear through the banking system with customer receipts and borrowings under its Borrowing Base Credit Facility (as defined

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

below). The Company accounts for such outstanding checks and electronic payments that have been issued but not cleared through the banking system by reporting them in accounts and revenue payable in its consolidated balance sheets and including the change in such amounts in cash flows from operating activities in its consolidated statements of cash flows. Outstanding checks and electronic payments included in accounts and revenue payable at December 31, 2011 and 2012, amounted to $2.1 million and $6.6 million, respectively.

Accounts Receivable—The Company conducts the majority of its operations in Kansas and Oklahoma and operates exclusively in the oil and gas industry. Receivables are generally unsecured; however, the Company has not experienced any significant losses to date. Receivables are recorded at the estimate of amounts due based upon the terms of the related agreements. Management periodically assesses the accounts receivable and establishes an allowance for estimated uncollectible amounts. Accounts estimated to be uncollectible are charged to operations in the period the reserve is established. The allowance for doubtful accounts was approximately $181,000 and $193,000 at December 31, 2011 and 2012, respectively.

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

Oil and gas properties are depleted using the units-of-production method. The depletion expense is significantly affected by the unamortized historical and future development costs and the estimated proved oil and gas reserves. Estimation of proved oil and gas reserves relies on professional judgment and use of factors that cannot be precisely determined. Holding all other factors constant, if proved oil and gas reserve quantities were revised upward or downward, earnings would increase or decrease, respectively. Subsequent proved reserve estimates that are materially different from those reported would change the depletion expense recognized during the future reporting period. No gains or losses are recognized upon the sale or disposition of oil and gas properties unless the deferral of gains or losses will result in an amortization rate materially different from the amortization rate calculated upon recognition of gains or losses.

Under the full cost accounting rules, total capitalized costs are limited to a ceiling equal to the present value of future net revenues, discounted at 10% per annum less income tax effects (the “ceiling limitation”). The Company performs a quarterly ceiling test to evaluate whether the net book value of its full cost pool exceeds the ceiling limitation. If capitalized costs (net of accumulated depreciation, depletion, and amortization) less related deferred taxes are greater than the discounted future net revenues or ceiling limitation, a write-down or impairment of the full cost pool is required. A write-down of the carrying value of the full cost pool is a non-cash charge that reduces earnings and impacts stockholders’ (deficit) equity in the period of occurrence and typically results in lower depreciation, depletion, and amortization expense in future periods. Once incurred, a write-down is not reversible at a later date. The risk that the Company will be required to write down the carrying value of its oil and gas properties increases when oil and gas prices are depressed, even if low prices are temporary. This is partially mitigated by the use of an unweighted arithmetic first day of the month price for trailing average twelve-month market prices to determine the ceiling. In addition, a write-down may occur if estimates of proved reserves are substantially reduced or estimates of future development costs increase significantly.

Unevaluated Properties—The costs directly associated with unevaluated oil and gas properties and properties under development are not initially included in the amortization base and relate to unproved leasehold acreage, seismic data, wells and production facilities in progress and wells pending determination. Unevaluated

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

leasehold costs are transferred to the amortization base once determination has been made or upon expiration of a lease. Geological and geophysical costs and cumulative drilling costs to date associated with a specific unevaluated property are transferred to the amortization base with the associated leasehold costs on a specific project basis. Costs associated with wells in progress and wells pending determination are transferred to the amortization base once a determination is made whether or not proved reserves can be assigned to the property. All items included in the Company’s unevaluated property balance are assessed on a quarterly basis for possible impairment or reduction in value. The assessment includes consideration of numerous factors, including intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, assignment of proved reserves and economic viability of development if proved reserves are assigned. Any impairments of unevaluated properties are transferred to the amortization base.

Capitalized General and Administrative Expenses—Under the full cost method of accounting, a portion of general and administrative expenses that are directly attributable to acquisition, exploration, and development activities are capitalized to the full cost pool. The capitalized costs include salaries, related fringe benefits, cost of consulting services and other costs directly associated with those activities. The Company capitalized general and administrative costs of nil and $843,000 related to its acquisition, exploration and development activities for the periods from January 1 to March 5 and from March 6 to December 31, 2010, respectively. Capitalized general and administrative costs were $1.1 million and $904,000 for the years ended December 31, 2011 and 2012, respectively.

Capitalized Interest Costs—The Company capitalizes interest based on the cost of major development projects. Capitalized interest was $51,000 and $11,000 for the years ended December 31, 2011 and 2012, respectively. No interest was capitalized for the periods ended December 31, 2010.

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

Impairment—Long-lived assets such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of such assets to estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of such assets exceeds their undiscounted estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of such assets exceeds the fair value of the assets.

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

Asset Retirement Obligations—Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 410, Asset Retirement and Environmental Obligations (ASC 410) requires that the fair value of an asset retirement cost and the corresponding liability should be recorded as part of the cost of the

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company records asset retirement obligations to reflect the Company’s legal obligations related to future plugging and abandonment of its natural gas and oil wells. Asset retirement obligations associated with the retirement of a tangible long-lived asset are recognized as a liability in the period incurred or when it becomes determinable that there is a legal or contractual obligation to dismantle or dispose of the asset and reclaim or remediate any related property at the end of its useful life, with an associated increase in the carrying amount of the related long-lived asset. The cost of the tangible asset, including the asset retirement cost, is depreciated over the useful life of the asset. The asset retirement obligation is recorded at its estimated fair value, measured by reference to the expected future cash outflows required to satisfy the retirement obligation discounted at the Company’s credit-adjusted risk-free interest rate. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. If the estimated future cost of the asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the long-lived asset. Revisions to estimated asset retirement obligations can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment.

The Company owns oil and gas properties that require expenditures to plug and abandon the wells when the oil and gas reserves in the wells are depleted. These expenditures are recorded in the period in which the liability is incurred (at the time the wells are drilled or acquired). Asset retirement obligations are recorded as a liability at their estimated present value at the asset’s inception, with the offsetting increase to property cost. Periodic accretion expense of the estimated liability is recorded in the consolidated statements of operations. The Company has not recorded an asset retirement obligation relating to its gathering system because it does not have any legal or constructive obligations relative to asset retirements of the gathering system.

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

For those derivatives that do not meet the requirements for NPNS designation nor qualify for hedge accounting, the Company believes that such contracts are still effective as economic hedges of its commodity price exposure. These contracts are accounted for using the mark-to-market accounting method. Using this method, the contracts are carried at their fair value on the Company’s consolidated balance sheets under the caption “Derivative financial instruments.” The Company recognizes all unrealized and realized gains and losses related to these contracts on its consolidated statements of operations under the captions “Realized gain (loss) from derivative financial instruments” or “Unrealized gain (loss) from derivative financial instruments” both which are a components of other income (expense).

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

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation—The Company grants various types of stock-based awards (including stock options and restricted stock) and accounts for stock-based compensation at fair value. The fair value of stock option awards is determined using a Black-Scholes pricing model. The fair value of restricted stock awards are based on the market price of the Company’s common stock on the grant date. Stock-based compensation expense is recognized over the requisite service period net of estimated forfeitures.

The Company accounts for stock-based compensation in accordance with FASB ASC 718 Compensation—Stock Compensation, which requires that compensation related to all stock-based awards, including stock options, be recognized in the financial statements based on their estimated grant-date fair value.

Income Taxes—The Company records its income taxes using an asset and liability approach in accordance with the provisions of the FASB ASC 740 Income Taxes. This results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences (primarily intangible drilling costs and the net operating loss carry forward) between the book carrying amounts and the tax bases of assets and liabilities using enacted tax rates at the end of the period. Under FASB ASC 740, the effect of a change in tax rates of deferred tax assets and liabilities is recognized in the year of the enacted change. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2011 and 2012, a full valuation allowance was recorded against the Company’s net deferred tax assets.

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

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

proximity of oil and gas pipelines and other transportation facilities, any oversupply or undersupply of oil and gas, the regulatory environment, and other regional and political events, none of which can be predicted with certainty.

Concentrations of Credit Risk—Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. Risk with respect to receivables at December 31, 2011 and 2012, arise substantially from the sales of oil and gas. The following table discloses the percentage of consolidated revenue from our major customers:

	Year Ended December 31,
	2011	2012
ONEOK Energy Marketing and Trading Company	27%	34%
British Petroleum Energy Company	14	22
Atmos Energy Company	17	6

Fair Value—The Company applies the provisions of FASB ASC 820 Fair Value Measurements and Disclosures. Fair value is the exit price that we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date.

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

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04 Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies the principles and definitions used to measure fair value and expands disclosure requirements in order to achieve greater consistency between U.S. GAAP and International Financial Reporting Standards. The amendment does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. ASU 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. Certain provisions in this update relating to the new presentation for reclassifications of items out of accumulated other comprehensive income have been delayed indefinitely. The remaining amendments are to be applied retrospectively and are effective for fiscal years and interim periods within those years beginning after December 15, 2011. The update is not applicable to the Company’s consolidated financial statements as the Company does not have any other comprehensive income components to report.

Note 3—Acquisitions and Divestitures

KPC Sale—In September 2012, the Company sold KPC to MV Pipelines, LLC (“MV”) for $53.5 million in cash, $53.4 million net after a working capital adjustment. Of this amount, $500,000 was deposited into an escrow account pending acceptable cleanup of a site previously owned by KPC. The cleanup was completed and escrow was released in January 2013. Details of the transaction are discussed further in Note 16 — Discontinued Operations.

CEP Investment—During 2011, the Company acquired from Constellation Energy Group, Inc. (“CEG”) 485,065 of CEP’s outstanding Class A Member Interests, representing all of the class, and 5,918,894 Class B Member Interests for a total cost of $17.6 million. The total acquired interest represents a 26.5% voting interest at December 31, 2012, and includes the right to appoint two directors to CEP’s Board. The $17.6 million cost included $12.6 million of cash, 1,000,000 shares of the Company’s common stock with a fair value of $4.1 million, warrants to acquire an additional 673,822 shares of the Company’s common stock with a fair value of $518,000, and acquisition costs of $352,000. Of the warrants, 224,607 have expired, 224,607 are exercisable for two years following issuance at $7.07 a share and 224,608 for three years following issuance at $7.57 a share.

The Class B Member Interests are traded on the New York Stock Exchange under the ticker symbol “CEP” with a closing price of $1.18 per unit at December 31, 2012.

CEP is focused on the acquisition, development and production of oil and natural gas properties as well as related midstream assets. All of its proved reserves are located in the Cherokee Basin in Kansas and Oklahoma, the Woodford Shale in the Arkoma Basin in Oklahoma and the Central Kansas Uplift in Kansas and Nebraska.

Appalachia Basin Sale—On December 24, 2010, the Company entered into an agreement with Magnum Hunter Resources Corporation (“MHR”) to sell certain oil and gas properties and related assets in West Virginia.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The sale closed in three phases for a total of $44.6 million. The first phase closed in December 2010 for $28 million while the following two phases closed in January and June 2011 for a combined $16.6 million. The amount received for the first and second phases was paid half in cash and half in MHR common stock, while the amount received for the third phase was paid entirely in cash.

In general, no gains or losses are recognized upon the sale or disposition of oil and gas properties unless the deferral of gains or losses would significantly alter the relationship between capitalized costs and proved reserves of oil and gas. A significant alteration generally occurs when the deferral of gains or losses will result in an amortization rate materially different from the amortization rate calculated upon recognition of gains or losses. The Company’s evaluation demonstrated that a material difference in amortization rates would occur if no gain was recognized on the three-phased sale described above. Gains of $13.7 million and $12.5 million, net of $728,000 and $2.6 million in selling costs and adjustments, were recorded in 2010 and 2011 related to the three phases of the sale. The corresponding reduction in the Company’s oil and gas full cost pool for the three phases of the sale was $13.6 million and $1.5 million in 2010 and 2011, respectively.

Of the total proceeds received from all three phases of the sale, $6.4 million was set aside in escrow to cover potential claims for indemnity and title defects. During 2012, $5.7 million of escrowed funds relating to the first and second closing was released after net claims of $219,000 were paid. Of the $5.7 million released to the Company, $1.3 million was retained by the Company while $4.4 million was paid to Royal Bank of Canada (“RBC”) under the asset sale agreement discussed in Note 10. The $219,000 of net claims paid out of escrow effectively reduced the net proceeds received from the sale, and along with certain post-closing adjustments, resulted in a $266,000 reduction in the gain on sale recognized in 2012.

At December 31, 2012, the remaining balance in escrow, which was related to the third closing, was $564,000. The escrow agreement expired by its terms on December 31, 2012, and the escrowed funds were released to MHR in January 2013.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Other Balance Sheet Items

The following describes the components of the following consolidated balance sheet items at December 31, 2011 and 2012 (in thousands):

	December 31,
	2011	2012
Other current assets
Prepaid fees and deposits	$985	$1,036
Escrowed funds from Appalachian Basin sale (1)	6,439	564
Escrowed funds from KPC sale (2)	—	500
Deferred financing costs	31	—

Total	$7,455	$2,100

Other noncurrent assets, net
Deferred financing costs	$2,270	$1,668
Noncurrent deposits and other	542	512

Total	$2,812	$2,180

Accrued expenses and other
Interest	$53	$56
Employee-related costs and benefits	1,294	1,790
Non-income related taxes	41	88
Escrowed funds due to third parties (3)	4,981	400
KPC site cleanup costs (4)	—	313
Fees for services	1,042	1,327
Other	916	954

Total	$8,327	$4,928

Other noncurrent liabilities
Litigation reserve (5)	$4,111	$—
Lease termination costs	440	255
Other	8	61

Total	$4,559	$316

(1)	Escrowed funds relate to the proceeds from the Appalachian Basin sale. The escrowed funds are restricted to cover indemnities and title defects related to the sale. In 2012, $5.7 million in escrowed funds were released after $219,000 in net claims were paid. The remaining $564,000 was released to MHR in January 2013.
(2)	Escrowed funds relate to the proceeds from the KPC sale and were released to the Company in January 2013 upon acceptable cleanup of a site previously owned by KPC.
(3)	The balance at December 31, 2011, represents the portion of escrowed funds from the Appalachian Basin sale that, upon release, would be payable to RBC and a third party. In 2012, $4.4 million was paid to RBC and net claims of $219,000 were paid. The balance at December 31, 2012, was settled in January 2013.
(4)	Represent accrued costs for cleanup of a site previously owned by KPC as discussed above.
(5)	Recorded at present value.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Financing Costs—The Company’s expense related to amortizing or writing off deferred financing costs was $2.1 million and $5.7 million for the periods from January 1 to March 5 and from March 6 to December 31, 2010, respectively, and $1.7 million and $2.8 million for the years ended December 31, 2011 and 2012, respectively. These costs are included in interest expense. Included in the amounts above were $1.8 million and $1.2 million of write-offs of unamortized debt issuance costs for the period from March 6 to December 31, 2010, and for the year ended December 31, 2012, respectively. The write-offs were made in connection with restructuring or refinancing of the Company’s credit facilities during those periods.

Note 5—Property

Oil and gas properties, and other property and equipment were comprised of the following at December 31, 2011 and 2012 (in thousands):

	2011	2012
Oil and gas properties under the full cost method of accounting
Properties being amortized	$346,896	$353,093
Properties not being amortized	31	31

Total oil and gas properties, at cost	346,927	353,124
Less accumulated depletion, depreciation and amortization	(222,859)	(245,593)

Oil and gas properties, net	$124,068	$107,531

Other property and equipment at cost	$30,342	$30,247
Less accumulated depreciation	(15,877)	(16,003)

Other property and equipment, net	$14,465	$14,244

Depreciation on other property and equipment is computed on the straight-line basis over the following estimated useful lives:

Buildings	25 years
Machinery and equipment	10 years
Software and computer equipment	3 to 5 years
Furniture and fixtures	10 years
Vehicles	5 to 7 years

For the periods from January 1 to March 5, 2010, and from March 6 to December 31, 2010, depletion, depreciation and amortization expense on oil and gas properties amounted to $2.9 million and $12.0 million, respectively, and depreciation expense on other property and equipment amounted to $604,000 and $3.4 million, respectively. For the year ended December 31, 2011, depletion, depreciation and amortization expense on oil and gas properties amounted to $19.6 million and depreciation expense on other property and equipment amounted to $3.9 million. For the year ended December 31, 2012, depletion, depreciation and amortization expense on oil and gas properties amounted to $23.3 million and depreciation expense on other property and equipment amounted to $3.6 million. Depreciation and amortization expense on the Company’s interstate pipeline that was sold in September 2012 is disclosed in Note 16. During 2011, the Company elected to shorten the depreciable lives of selected vehicle and equipment property in its pipeline segment as well as technologically limited assets, including computer hardware and communication devices, in service throughout the Company. The overall impact of this change was to increase depletion, depreciation and amortization by $0.7 million in 2011 and align the remaining depreciable lives for these assets along the lines of the demonstrated useful lives of these assets.

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

Derivative instruments expose the Company to counterparty credit risk. The Company’s commodity derivative instruments are currently with a single counterparty although in the past, multiple counterparties have been engaged. The Company generally executes commodity derivative instruments under master agreements which allow it, in the event of default, to elect early termination of all contracts with the defaulting counterparty. If the Company chooses to elect early termination, all asset and liability positions with the defaulting counterparty would be net cash settled at the time of election.

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

The Company does not designate its derivative financial instruments as hedging instruments for financial accounting purposes and, as a result, it recognizes the change in the respective instruments’ fair value currently in earnings. The tables below outline the classification of derivative financial instruments on the consolidated balance sheet (in thousands):

		December 31,
Derivative Financial Instruments	Balance Sheet location	2011	2012
Commodity contracts	Current derivative financial instrument asset	$42,803	$1,771
Commodity contracts	Long-term derivative financial instrument asset	29,516	615
Commodity contracts	Current derivative financial instrument liability	(5,223)	(4,449)
Commodity contracts	Long-term derivative financial instrument liability	(4,611)	(2,638)

		$62,485	$(4,701)

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gains and losses associated with derivative financial instruments related to oil and gas production were as follows for the periods indicated (in thousands):

	(Predecessors)		Year ended December 31,
	January 1 to	March 6 to
	March 5, 2010	December 31, 2010	2011	2012
Realized gain (1)	$3,673	$28,259	$33,692	$73,162
Unrealized gain (loss)	21,573	19,611	1,737	(66,708)

Total gain from derivative financial instruments	$25,246	$47,870	$35,429	$6,454

(1)	2012 includes $30.2 million received from exiting above market natural gas swap contracts originally scheduled for delivery in 2013.

The following table summarizes the estimated volumes, fixed prices and fair values attributable to all of the Company’s oil and gas derivative contracts at December 31, 2012.

	Year Ending December 31,
	2013	2014	2015	2016	Total
	($ in thousands, except per unit data)
Natural Gas Swaps
Contract volumes (Mmbtu)	3,747,285	4,324,032	3,755,184	3,765,840	15,592,341
Weighted-average fixed price per Mmbtu	$3.95	$3.95	$3.95	$3.96	$3.95
Fair value, net	$1,270	$(320)	$(908)	$(1,410)	$(1,368)
Natural Gas Basis Swaps
Contract volumes (Mmbtu)	9,000,003	—	—	—	9,000,003
Weighted-average fixed price per Mmbtu	$(0.71)	$—	$—	$—	$(0.71)
Fair value, net	$(4,448)	$—	$—	$—	$(4,448)
Crude Oil Swaps
Contract volumes (Bbl)	65,892	61,680	58,164	53,892	239,628
Weighted-average fixed price per Bbl	$101.70	$97.00	$93.40	$91.10	$96.09
Fair value, net	$546	$276	$168	$125	$1,115
Total fair value, net	$(2,632)	$(44)	$(740)	$(1,285)	$(4,701)

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

During February 2013, the Company entered into additional oil and natural gas swap contracts. The additional volumes and associated contract prices are disclosed in the table below:

	Year Ending December 31,
	2013	2014	2015	2016
Natural Gas Swaps
Contract volumes (Mmbtu)	4,963,748	6,003,534	5,228,379	4,048,194
Contract price per Mmbtu	$4.05	$4.05	$4.05	$4.05
Crude Oil Swaps
Contract volumes (Bbl)	18,550	17,868	13,404	11,676
Contract price per Bbl	$96.90	$93.80	$89.80	$86.75

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

In June 2011, the Company transferred 23,517 shares of MHR common stock with a fair value of $159,000 from Level 2 to Level 1 due to the limited amount of time remaining until restrictions on the Company’s ability to trade these securities lapsed in July 2011. The lifting of restrictions enabled the Company to value these securities at published market prices. Following the lapse of restrictions, these securities were sold in July 2011. There were no other movements between Levels 1 and 2 for the years ended December 31, 2011 and 2012.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth a reconciliation of changes in the fair value of risk management assets and liabilities classified as Level 3 in the fair value hierarchy for the periods presented (in thousands). There were no purchases, sales or issuances during the time periods presented. The Company did not own any Level 3 assets or liabilities during 2012.

	(Predecessors) January 1, 2010 to March 5, 2010	March 6, 2010 to December 31, 2010	Year Ended December 31, 2011
Balance at beginning of period	$1,530	$5,455	$(9,853)
Realized and unrealized gains (losses) included in earnings	7,254	12,586	(2,025)
Transfers out of Level 3 (1).	—	(20,299)	9,949
Settlements	(3,329)	(7,595)	1,929

Balance at end of period	$5,455	$(9,853)	$—

(1)	Availability of market based information allowed the Company to reclassify all if its swap contracts tied to Southern Star prices from Level 3 to Level 2 during 2011.

Assets and Liabilities Measured at Fair Value on a Recurring Basis—The following table sets forth, by level within the fair value hierarchy, our assets and liabilities that were measured at fair value on a recurring basis at December 31, 2011 and 2012 (in thousands):

	Level 1	Level 2	Level 3	Total Net Fair Value
At December 31, 2011
Equity investment	$11,601	$1,393	$—	$12,994
Derivative financial instruments—assets	—	72,319	—	72,319
Derivative financial instruments—liabilities	—	(9,834)	—	(9,834)

Total	$11,601	$63,878	$—	$75,479

At December 31, 2012
Equity investment	$6,984	$836	$—	$7,820
Derivative financial instruments—assets	—	2,386	—	2,386
Derivative financial instruments—liabilities	—	(7,087)	—	(7,087)

Total	$6,984	$(3,865)	$—	$3,119

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

Equity Investment The Company owns an equity investment in CEP. At December 31, 2012, the investment included 483,323 Class A Member Interests and 5,918,894 Class B Member Interests, for a total 26.5% voting interest in CEP. Fair value for the Class B Member Interests, which are publicly traded, is based on market price and classified as a Level 1 measurement under the fair value hierarchy. Fair value for the Class A Member Interests, classified as a Level 2 measurement, is based on the market price of the publicly traded interests and a premium reflecting certain additional rights. At December 31, 2012, the fair values used for the Class A units and the Class B units were $1.73 and $1.18 per unit, respectively.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional Fair Value Disclosures—The Company has 7,250 outstanding shares of Series A Cumulative Redeemable Preferred Stock (see Note 12—Redeemable Preferred Stock). The fair value and the carrying value of these securities at December 31, 2011, were $62.2 million and $56.7 million, respectively. The fair value and the carrying value of these securities at December 31, 2012, were $106.4 million and $73.2 million, respectively. The fair value was determined by discounting the cash flows over the remaining life of the securities utilizing a LIBOR interest rate and a risk premium of approximately 13.0% and 7.1% at December 31, 2011 and 2012, respectively, which was based on companies with similar leverage ratios to PostRock. The Company has classified the valuation of these securities under Level 2 of the fair value hierarchy.

The Company’s long term debt consists entirely of floating-rate facilities. The carrying amount of floating-rate debt approximates fair value because the interest rates paid on such debt are generally set for periods of six months or shorter.

Note 8—Equity Investment

The Company believes that its 26.5% voting interest in CEP at December 31, 2012, along with the right to appoint two directors to CEP’s Board provide it the ability to exercise significant influence over the operating and financial policies of CEP. Rather than accounting for the investment under the equity method, the Company elected the fair value option to account for its interest in CEP. The fair value option was chosen as the Company determined that the market price of CEP’s publicly traded interests provided a more accurate fair value measure of the Company’s investment in CEP. The Company has not elected the fair value option for any of its other assets and liabilities.

The following table presents the mark-to-market losses on our equity investment, which are recorded as a component of other income (expense) in the consolidated statement of operations (in thousands):

	Year Ended December 31,
	2011	2012
Mark to market gains (losses) on equity investment	$(4,607)	$(5,174)

The following table presents summarized condensed financial information of CEP (in thousands):

	Year Ended December 31,
	2011	2012
Revenues	$105,217	$59,335
Gross profit (loss)(1)	29,453	(80,964)
Net income (loss) from continuing operations	19,586	(86,543)
Net income (loss)	19,586	(86,543)

(1)	Equals revenues less operating expenses

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Asset Retirement Obligations

The following table reflects the changes to asset retirement obligations for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2012
Asset retirement obligations at beginning of period (1)	$5,617	$10,087
Liabilities incurred	171	160
Liabilities settled	(131)	(111)
Accretion	535	743
Revision of estimates	3,896	(11)
Divestitures	(1)	—

Asset retirement obligations at end of period	$10,087	$10,868

(1)	Amounts in the table do not include the asset retirement obligations KPC which was divested by the Company during 2012.

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

Note 10—Long-Term Debt

The following is a summary of long-term debt at the dates indicated (in thousands):

	December 31, 2011	December 31, 2012
New Borrowing Base Facility	$—	$57,500
Borrowing Base Facility	190,000	—
Secured Pipeline Loan	3,000	—

Total debt	193,000	57,500
Less current maturities included in current liabilities	3,000	—

Total long-term debt	$190,000	$57,500

The Company’s primary credit facility for most of 2012 was a $350 million secured borrowing base facility (the “Borrowing Base Facility”). A description of this facility is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 2012. On December 20, 2012, the Company completed a refinancing of the Borrowing Base Facility. As a result of the refinancing, the $73.4 million outstanding balance on the Borrowing Base Facility immediately prior to the refinancing was fully repaid. During 2012, the Company made total repayments of $190.0 million and $3.0 million on the Borrowing Base Facility and Secured Pipeline Loan. These repayments were funded by proceeds from the New Borrowing Base Facility, from the KPC sale (see Note 16), from issuing equity to White Deer (see Notes 12 and 13) and from early settlement of above-market natural gas swap contracts (see Note 6).

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Borrowing Base Facility

At refinancing, the Borrowing Base Facility was amended and restated by the Third Amended and Restated Credit Agreement, dated as of December 20, 2012 (the “New Borrowing Base Facility”), among PostRock Energy Services Corporation (“PESC”) and PostRock MidContinent Production, LLC (“MidContinent”), as borrowers, Citibank, N.A., as successor administrative and collateral agent, Royal Bank of Canada, as resigning administrative and collateral agent, and the lenders and other loan parties party thereto. The New Borrowing Base Facility is a $200 million senior secured revolving facility guaranteed by the Company and its subsidiaries other than the borrowers and Constellation Energy Partners Management, LLC (the “Excluded Subsidiary”). At December 31, 2012, the borrowing base under the New Borrowing Base Facility was $90.0 million, with outstanding borrowings of $57.5 million and availability of $32.5 million.

Material terms of the New Borrowing Base Facility include the following:

Covenants. The New Borrowing Base Facility contains affirmative and negative covenants that are customary for transactions of this type, including financial covenants that prohibit the Company, PESC, MidContinent and any of their subsidiaries (other than the Excluded Subsidiary) from:

•

permitting the ratio of consolidated current assets of the Company and its subsidiaries (excluding the Excluded Subsidiary) to consolidated current liabilities at any fiscal quarter-end to be less than or equal to 1.0 to 1.0;

•

permitting the Company’s interest coverage ratio (ratio of consolidated EBITDAX (as defined in the New Borrowing Base Facility) to consolidated interest charges) at any fiscal quarter-end to be less than or equal to 3.0 to 1.0 measured on a trailing four quarter basis; and

•

permitting the Company’s leverage ratio (ratio of consolidated funded debt to consolidated EBITDAX for the four fiscal quarters ending on the applicable fiscal quarter-end) to be greater than to 3.5 to 1.0.

Interest Rate. LIBOR plus 2.50% to 3.25% or, at the borrowers’ option, Base Rate (as defined) plus 1.5% to 2.25%, in each case depending on utilization. The interest rate on outstanding borrowings on December 31, 2012, was 3.05%.

Maturity Date. December 20, 2016.

Borrowing Base Redetermination. Borrowing base redeterminations by the lenders will be effective every May 1st and November 1st until maturity taking into account the value of MidContinent’s proved reserves. In addition, during each period between scheduled redeterminations of the borrowing base after the redetermination effective May 1, 2013, the borrowers and the administrative agent, respectively, have the right to initiate a redetermination of the borrowing base between each scheduled redetermination, provided that no more than two such redeterminations may occur in a 12-month period. In addition, upon a material disposition of assets and a material acquisition of oil and gas properties, and in certain other limited circumstances, the borrowing base will or may be redetermined. If the borrowing base is reduced in connection with a redetermination, the borrowers can elect to either repay the entire deficiency within 30 days, repay the deficiency in six equal monthly installments, or contribute additional properties to increase the value of the collateral to support the prior borrowing base.

Payments. The aggregate principal amount of all outstanding revolving loans is required to be repaid on the maturity date. The borrowers are required to make a mandatory prepayment upon the occurrence of any of the following events: (a) a material disposition of oil and gas properties; (b) a change of control; (c) the existence of

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a borrowing base deficiency; (d) a sale of assets whose proceeds exceed 5% of the borrowing base then in effect; (e) the issuance or incurrence of indebtedness by any loan party not otherwise permitted under the New Borrowing Base Facility; and (f) certain equity issuances. Interest payments are due (i) at the end of each LIBOR interest period, but in no event less frequently than quarterly in the case of LIBOR loans or (ii) quarterly in the case of Base Rate loans.

Security Interest. The New Borrowing Base Facility is secured by a first lien on substantially all of the assets of the Company and its subsidiaries other than the Excluded Subsidiary and its assets.

Events of Default. Events of default are customary for transactions of this type and include, without limitation, non-payment of principal when due, non-payment of interest, fees and other amounts within three business days after the due date, failure to perform or observe covenants and agreements (subject to a 30-day cure period in certain cases), representations and warranties not being correct in any material respect when made, certain acts of bankruptcy or insolvency, cross defaults to other material indebtedness, non-appealable judgment in a material amount is entered against a borrower or its affiliate, ERISA violations, invalidity of loan documents, dissolution, collateral impairment, existence of any borrowing base deficiency beyond any permitted grace periods, and change of control.

The Company was in compliance with all of its financial covenants under the New Borrowing Base Facility at December 31, 2012.

Secured Pipeline Loan

The Secured Pipeline Loan with PESC and PostRock KPC Pipeline, LLC (“KPC”) as borrowers, RBC as administrative and collateral agent, and the lenders party thereto was a $15 million term loan secured by a first lien on the interstate pipeline and the other assets of KPC, and by a second lien on the assets on which the lenders under the Borrowing Base Facility had a first lien. The Company repaid the outstanding balance on the Secured Pipeline Loan in full on its maturity date of February 28, 2012.

QER Loan

The QER Loan was a former credit facility collateralized by a first priority lean on all the assets of PostRock Eastern Production, LLC, formerly named Quest Eastern Resource LLC (“QER”). In connection with the restructuring of the Company’s credit facilities in 2010, the Company entered into an asset sale agreement with RBC that allowed the Company to sell QER, or its assets and, in the event the proceeds were not adequate to repay the QER Loan in full, the Company agreed to pay a portion of such shortfall in cash, stock or a combination thereof.

As discussed in Note 3, the Company sold certain Appalachian Basin oil and gas properties to MHR in three phases that closed in December 2010, January 2011 and June 2011. Included in the $44.6 million total was approximately $41.6 million representing the purchase price of assets owned by QER pledged as collateral under the QER Loan. From the sale proceeds, QER made payments to the lender, RBC, in the amount of $21.2 million in December 2010, $9.3 million in January 2011 and $4.3 million in June 2011. Concurrent with the June 2011 payment and pursuant to the terms of the asset sale agreement with RBC, the Company fully settled the outstanding balance of the QER Loan of approximately $843,000 by issuing 141,186 shares of its common stock with a fair value of $744,000 to RBC. The settlement also included the future remittance of a portion of the sale proceeds scheduled to be released from the escrow in June 2012. In June 2012, $5.7 million of the escrowed proceeds was released to the Company, of which $1.3 million was retained by the Company while $4.4 million was paid to RBC, representing the final payment in connection with the QER Loan. Included in the amount released to the Company was a recovery by the Company of the $843,000 payment to RBC made in June 2011.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The settlement of the QER Loan was facilitated by the restructuring of a prior loan that met the criteria under accounting guidance to be classified as a troubled debt restructuring. The Company had previously recorded gains on debt restructuring related to the QER Loan of $2.9 million in 2010 and $1.6 million in 2011. The gain in 2011 included $799,000 of accrued interest that was forgiven at the time the balance of the loan was settled. As a result of the Company’s final evaluation of all payments made to RBC in connection with the QER Loan, an additional gain on debt restructuring of $255,000 was recorded in 2012. These gains are reflected as a “gain on forgiveness of debt” in the consolidated statement of operations.

Deferred Financing Costs

In connection with the refinancing of the Borrowing Base Facility on December 20, 2012, the Company incurred $1.7 million in financing costs that were capitalized and will be amortized over the four-year life of the New Borrowing Base Facility. As the refinancing was a settlement of existing debt, the $1.2 million in remaining unamortized deferred financing costs associated with the prior Borrowing Base Facility was written off.

Note 11—Income Taxes

The Company has not recorded any provision or benefit for income taxes for the years ended December 31, 2010, 2011 and 2012.

A reconciliation of federal income taxes at the statutory federal rates to our actual provision for income taxes is as follows (in thousands):

	January 1 to March 5, 2010	March 6 to December 31, 2010	Year Ended December 31,
			2011	2012
Income tax expense (benefit) at statutory rate	$4,122	$15,828	$7,011	$(16,650)
State income tax expense (benefit), net of federal	289	(651)	647	958
Effect of the Recombination	—	(22,170)	—	—
Other	318	(3,673)	2,942	1,650
IRC Section 382 limitation	3,628	71,377	(2,135)	30,491
Change in valuation allowance	(8,357)	(60,711)	(8,465)	(16,449)

Total tax expense (benefit)	$—	$—	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence. Based on the negative evidence that existed at each reporting period, the Company recorded a full valuation allowance against its net deferred tax asset at December 31, 2010, 2011, and 2012.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities at December 31, 2011 and 2012 were as follows (in thousands):

	2011	2012
Current deferred income tax assets
Unrealized loss for commodity derivative recorded for book, not for tax	$1,947	$1,658
Accrued liabilities	4,100	1,047
Allowance for bad debts	67	72
Other	—	630

Total current deferred income tax assets	6,114	3,407

Noncurrent deferred income tax assets
Unrealized loss for commodity derivative recorded for book, not for tax	1,719	983
Partnership basis differences	2,191	6,037
Property and equipment	74,144	45,733
Asset retirement obligations	2,208	1,871
Net operating loss carryforwards	22,312	18,459
Other	2,109	1,516

Total noncurrent deferred income tax assets	104,683	74,599

Total deferred income tax assets	110,797	78,006

Current deferred income tax liabilities
Unrealized gain for commodity derivative recorded for book, not for tax	(15,955)	(11,905)
Other	(1,698)	—

Total current deferred income tax liabilities	(17,653)	(11,905)

Noncurrent deferred income tax liabilities
Unrealized gain for commodity derivative recorded for book, not for tax	(11,002)	(407)

Total noncurrent deferred income tax liabilities	(11,002)	(407)

Total deferred income tax liabilities	(28,655)	(12,312)

Net deferred income tax assets	82,142	65,694
Valuation allowance	(82,142)	(65,694)

Total deferred tax asset (liability)	$—	$—

The Company has net operating loss (“NOL”) carryforwards that are available to reduce future U.S. taxable income. If not utilized, such carryforwards will expire from 2025 through 2032.

The Company’s ability to utilize NOL carryforwards to reduce future federal taxable income and federal income tax of the Company is subject to various limitations under Internal Revenue Code (“IRC”) Section 382. The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the issuance or exercise of rights to acquire stock, the purchase or sale of stock by 5% stockholders, as defined in the Treasury regulations, and the offering of stock of PostRock during any three-year period resulting in an aggregate change of more than 50% in the beneficial ownership of PostRock. The Company experienced ownership changes within the meaning of IRC Section 382 on November 14, 2005, March 5, 2010, and September 21, 2010. The Company has NOL carryforwards of approximately $246 million at December 31, 2012 that are available to reduce future U.S. taxable income in certain circumstances. At December 31, 2012,

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$228 million of federal NOL carryforwards are subject to the IRC Section 382 limitation and it is anticipated that $209 million of these federal NOL carryforwards will expire unused due to the IRC Section 382 limitation. As a result, only $37 million of federal NOL carryforwards have been recorded as a deferred tax asset. The limitation does not result in a current federal tax liability for the period ending December 31, 2012.

In addition to the restrictions imposed on the Company’s NOL carryforwards under IRC Section 382, the Company also had a net unrealized built-in loss in its assets at the date of the ownership changes. IRC Section 382 generally restricts the Company’s ability to utilize any recognized built-in losses (“RBILs”) which are recognized during the 5-year period following an ownership change. The Company has recognized tax depreciation and depletion and tax losses on the disposition of its built-in loss assets during 2010, 2011 and 2012 of approximately $87.8 million. Of this amount, only $2.3 million was allowed to be deducted in the year incurred. The remaining RBILs of $85.3 million are allowed to be carried forward in a manner similar to NOLs, subject to limitation under IRC Section 382. It is anticipated that approximately $83.2 million of these RBIL carryforwards will expire unused due to the IRC Section 382 limitation. As a result, only $2.1 million of RBILs have been recorded as a deferred tax asset.

FASB ASC 740-10 provides guidance for recognizing and measuring uncertain tax positions. Based upon the provision of FASB ASC 740-10, the Company did not record any amounts for uncertain tax benefits upon adoption of the standard and has no amounts recorded for uncertain tax benefits at December 31, 2012. Accordingly, there has been no change in unrecognized tax benefits during the year. The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. Tax years ended December 31, 2009, 2010 and 2011 remain open for examination by the relevant taxing authorities. In addition, the Company’s tax returns for the tax years ended May 31, 2000, through December 31, 2008, can be examined and adjustments made to the amount of net operating losses flowing from those years into an open tax year. However, no assessment of income tax may generally be made for those years on which the statute has closed. The Company has recently been notified by the Internal Revenue Service that its federal income tax return for the 2011 tax year is being audited and the process is currently getting under way. The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense.

Note 12—Redeemable Preferred Stock and Warrants

On September 21, 2010, the Company issued to White Deer Energy L.P. and its affiliates (“White Deer”) 6,000 shares of the Company’s Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), 190,476.19 shares of its Series B Voting Preferred Stock (the “Series B Preferred Stock”) and warrants to purchase 19,047,619 shares of the Company’s common stock. The preferred stock and warrants were issued in exchange for $60 million. During 2012, the Company issued additional shares of Series A Preferred Stock and warrants to White Deer in two separate transactions. The first transaction, which closed in August 2012, included 600 shares of Series A Preferred Stock with $6.0 million initial liquidation preference along with warrants to purchase 3,076,923 shares of common stock at an exercise price of $1.95 a share. These securities were issued for proceeds of $6.0 million. The second transaction, which closed in December 2012, included 650 shares of Series A Preferred Stock with $6.5 million initial liquidation preference along with warrants to purchase 4,577,464 shares of common stock at an exercise price of $1.42 a share. These securities were issued for proceeds of $6.5 million. The terms of the Series A Preferred Stock and warrants issued in 2012 are substantially the same as those in White Deer’s original September 2010 investment except as discussed below.

The investments discussed above were recognized on the Company’s consolidated balance sheet based on the relative fair values of the Series A Preferred Stock and the warrants allocated to the proceeds. The allocation results in an increase to the Company’s temporary equity related to the Series A Preferred Stock and an increase to additional paid in capital related to the warrants issued.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Series A Preferred Stock is entitled to a cumulative dividend of 12% per year on its liquidation preference, compounded quarterly. The liquidation preference will increase by the amount of dividends paid in kind. Changes in the liquidation value are disclosed in the table below. The Company is not required to pay cash dividends until December 31, 2014. Any dividends prior to that time not paid in cash will accrue as additional liquidation preference. Subsequent to December 31, 2014, dividends are required to be paid in cash, subject to the legal availability of funds for the declaration and payment thereof, and any payment default after that date will increase the accrual of the additional liquidation preference during the default period to 14%. The Company is required to redeem the Series A Preferred Stock on March 21, 2018, at 100% of the liquidation preference. From and after one year from the issuance date until such mandatory redemption date, the Company will have the option to redeem all or a specified minimum portion of the Series A Preferred Stock at 110% of the liquidation preference. The holders of the Series A Preferred Stock have the right to require the Company to purchase their shares on the occurrence of specified change in control events at 110% of the liquidation preference. In the case of specified defaults by the Company, including the failure to pay dividends for any quarterly period after December 31, 2014, and until the defaults are cured, the holders of the Series A Preferred Stock have the right to appoint two additional directors to the Board of Directors. The Series A Preferred Stock does not vote generally with the common stock, but has specified approval rights with respect to, among other things, changes to the Company’s certificate of incorporation that affect the Series A Preferred Stock, cash dividends on the common stock or other junior stock, redemptions or repurchases of common stock or other capital stock, increases in the size of the Board of Directors, changes to specified debt agreements and changes to the Company’s business.

With respect to the Series A Preferred Stock issued on September 21, 2010, prior to December 31, 2014, if dividends are not paid in cash on a dividend payment date, the Company will issue additional warrants exercisable for a number of shares of common stock equal to the amount of dividends that are not paid on that dividend payment date divided by the closing price of the common stock on the trading date immediately preceding the dividend payment date. The exercise price of the warrants will be such closing price. The warrants, including any additional warrants, are exercisable for 90 months following the applicable issuance date. Each warrant is coupled, and may only be transferred as a unit, with a number of one one-hundredths of a share, or a “fractional share,” of Series B Preferred Stock equal to the number of shares of common stock purchasable upon exercise of the warrant. The warrants and the Series B Preferred Stock may not be transferred separately. If and when the warrant is exercised, the holder of the warrant will be required to deliver to the Company, as part of the payment of the exercise price, a number of fractional shares of Series B Preferred Stock equal to the number of shares of common stock purchased upon such exercise. The holders of the warrants have the right to pay the exercise price in cash, by electing a cashless exercise (whereby the holder will receive the excess of the market price of the common stock over the exercise price in shares of common stock valued at the market price) or by tendering shares of Series A Preferred Stock with a liquidation preference equal to the exercise price. If the market price of the common stock exceeds 300% of the exercise price for a specified period of time and other conditions are satisfied, the Company may require the holders of the warrants to exercise warrants to purchase up to 50% of shares covered thereby, but in the aggregate not less than 750,000 shares or more than 50% of the trading volume of the common stock over the preceding 20 trading days.

With respect to the warrants issued in conjunction with the Series A Preferred Stock in August 2012 and December 2012, including those that may be issued on future pay-in-kind dividends on this preferred stock, the terms are otherwise similar to those issued in September 2010 except they are not coupled with a fractional share of Series B Preferred Stock (and therefore have no voting right attached) and all of those warrants will have an exercise price of $1.95 a share and $1.42 a share, respectively, rather than the market price at the time of issuance.

The holders of Series B Preferred Stock are entitled to vote in the election of directors and on all other matters submitted to a vote of the holders of common stock of the Company, with the holders of Series B Preferred Stock and the holders of common stock voting together as a single class. Each fractional share of

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes changes in the Series A Preferred Stock and associated warrants beginning with White Deer’s initial investment on September 21, 2010:

	Carrying Value of Series A Preferred Stock	Number of Outstanding Series A Preferred Shares	Liquidation Value of Series A Preferred Stock	Number of Outstanding Warrants	Weighted Average Exercise Price of Warrants
	($ in thousands except share, warrant and per unit data)
Initial Issuance	$49,188	6,000	$60,000	19,047,619	$3.15
Accrued dividends	1,107	—	1,980	536,586	3.69
Accretion	327	—	—	—	—

December 31, 2010	50,622	6,000	61,980	19,584,205	3.16
Accrued dividends	4,534	—	7,779	1,982,040	3.92
Accretion	1,580	—	—	—	—

December 31, 2011	56,736	6,000	69,759	21,566,245	3.23
Issuance	8,428	1,250	12,500	7,654,387	1.63
Accrued dividends	5,750	—	9,083	5,115,782	1.78
Accretion	2,238	—	—	—	—

December 31, 2012	$73,152	7,250	$91,342	34,336,414	$2.66

The following table summarizes changes to additional paid in capital (“APIC”) as a result of warrants issued to White Deer (in thousands):

	March 6 to December 31, 2010	Year Ended December 31,
		2011	2012
Warrants issued in conjunction with issuance of Series A Preferred Stock	$10,813	$—	$4,071
Warrants issued in conjunction with paid-in-kind dividends	872	3,245	3,334

Total change in APIC due to warrants issued	$11,685	$3,245	$7,405

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 13—Equity and Earnings per Share

Restricted share and stock option awards of QRCP prior to the Recombination were made under the 2005 Omnibus Stock Award Plan (as amended). The granting of future stock awards and options to employees subsequent to the Recombination is governed by PostRock’s 2010 Long-Term Incentive Plan (the “LTIP”) of which 5,850,000 shares have been authorized for stock and option awards.

Immediately prior to the Recombination, there were 1,155,327 restricted shares of QRCP, 945,593 phantom units of QELP and 732,784 restricted units of QMLP that were unvested. In the Recombination, 118,816 restricted shares of QRCP, 7,500 phantom units of QELP and 67,838 restricted units of QMLP were subject to immediate vesting immediately prior to the closing and, at closing, these awards converted to 36,416 shares of PostRock common stock. PostRock’s Predecessors and the Predecessors’ consolidated subsidiaries recognized $393,000 of compensation expense related to the accelerated vesting discussed above. All remaining unvested awards were converted to PostRock restricted share awards.

Since the Recombination, the Company’s employee share based grants, including restricted shares and options, have generally vested 33% a year for three years or have vested in one year when awarded in conjunction with the Company’s annual bonus program. Share based grants to non-employee directors have generally vested immediately or in one year.

A summary of changes in the non-vested restricted shares or share units for PostRock and its Predecessors for the periods presented is below:

	Number of Non-Vested Restricted Shares	Weighted Average Grant-Date Fair Value
Predecessors
Non-vested restricted shares at December 31, 2009	1,141,197	$1.39
Granted	52,174	0.65
Vested	(156,346)	7.72
Forfeited	(514)	6.40

Non-vested restricted shares at March 5, 2010	1,036,511	0.39

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Non-Vested Restricted Shares	Weighted Average Grant-Date Fair Value
PostRock
Non-vested restricted shares at March 6, 2010	—	$—
Converted upon Recombination (a)	595,923	4.67
Granted	114,836	5.86
Vested	(191,544)	4.40
Forfeited	(143,857)	5.56

Non-vested restricted shares at December 31, 2010	375,358	4.83
Granted	487,500	2.90
Vested	(80,554)	5.91
Forfeited	(203,094)	5.08

Non-vested restricted shares at December 31, 2011	579,210	3.33
Granted	1,295,112	2.01
Vested	(275,900)	3.23
Forfeited	(118,856)	3.76

Non-vested restricted shares at December 31, 2012	1,479,566	2.16

(a)	Consists of restricted shares of QRCP, phantom units of QELP and restricted units of QMLP that were unvested at Recombination that converted to PostRock restricted share awards upon effectiveness of the Recombination.

At December 31, 2012, total unrecognized stock-based compensation expense related to non-vested restricted shares was $2.0 million, which is expected to be recognized over a weighted average period of approximately 1.39 years while 1,904,321 shares were available under the LTIP for future stock awards and options.

Stock Options—The LTIP also provides for the granting of options to purchase shares of PostRock’s common stock. The Company has in the past granted stock options to employees and non-employees. Option grants under the LTIP expire 5-6 years following the date of grant.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of changes in stock options outstanding for PostRock and its Predecessors is presented below:

	Stock Options	Weighted Average Exercise Price per Option	Weighted Average Grant Date Fair Value per Option
Predecessors
Options outstanding at December 31, 2009	670,000	$1.61
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Options outstanding at March 5, 2010 (a)	670,000	1.61

PostRock
Options outstanding at March 6, 2010	—	$—
Converted upon Recombination	38,525	27.94
Granted	549,800	3.55	$2.28
Exercised	—	—
Forfeited or expired	(21,275)	30.96

Options outstanding at December 31, 2010	567,050	4.17
Granted	799,400	3.63	$2.15
Exercised (b)	(20,000)	3.29
Forfeited or expired	(289,600)	4.07

Options outstanding at December 31, 2011	1,056,850	3.59
Granted	1,303,653	1.80	$1.07
Forfeited or expired	(190,220)	4.30

Options outstanding at December 31, 2012	2,170,283	2.45

Exercisable
Options exercisable at December 31, 2010	127,250	$4.34
Options exercisable at December 31, 2011	310,922	5.57
Options exercisable at December 31, 2012	467,189	4.10

(a)	These stock options to purchase QRCP common stock were converted to stock options to purchase PostRock common stock upon effectiveness of the Recombination. At March 1, 2012, all of these stock options have been forfeited.
(b)	The Company received $66,000 upon exercise of these options which had a total intrinsic value of $34,000 at the exercise dates.

The weighted average remaining term of options outstanding and options exercisable at December 31, 2012, was 4.38 and 3.58 years, respectively. Both options outstanding and options exercisable at December 31, 2012, had aggregate intrinsic values of nil.

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

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company used the following assumptions to estimate the fair value of stock options granted during the years ending December 31, 2010, 2011 and 2012.

	2010	2011	2012
Expected option life—years	5-6	5-6	5
Volatility	75.2 – 84.1%	74.4 – 77.0%	74.3 – 76.1%
Risk-free interest rate	1.8 – 2.0%	0.9 – 2.0%	0.9 – 1.3%
Dividend yield	—	—	—
Fair value per share	$2.24 – $2.43	$1.43 – $4.53	$0.87 – $1.88

At December 31, 2012, there was $1.5 million of total unrecognized compensation cost related to stock options which is expected to be recognized over a weighted average period of 1.45 years.

Total share-based compensation covering stock awards and options for PostRock, its predecessor and the predecessor’s consolidated subsidiaries is included in general and administrative expense on the consolidated statement of operations and is disclosed below for the periods presented (in thousands):

Total Share Based Compensation Expense
Predecessors
January 1, 2010, to March 5, 2010	$808
PostRock
March 6, 2010, to December 31, 2010	$1,635
Year Ended December 31, 2011	1,258
Year Ended December 31, 2012	2,224

During February 2013, the Company granted 493,438 restricted shares and 490,229 options with an exercise price of $1.83 to employees.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income/(Loss) per Share — A reconciliation of the denominator (number of shares) used in the basic and diluted per share calculations for the periods indicated is as follows:

	(Predecessors)		Year Ended December 31,
	January 1, 2010 to	March 6, 2010 to
	March 5, 2010	December 31, 2010	2011	2012
Weighted average number of common shares	32,016,327	8,110,348	8,785,551	13,595,843
Weighted average number of unvested share-based awards participating (1).	121,121	—	—	—

Denominator for basic earnings per share.	32,137,448	8,110,348	8,785,551	13,595,843
Effect of potentially dilutive securities
Unvested share-based awards	450,751	81,815	127,600	—
Warrants		1,102,798	6,089,339	—
Stock options	26,154	123	47,230	—

Denominator for diluted earnings per share	32,614,353	9,295,084	15,049,720	13,595,843

Securities excluded from earnings per share calculation
Unvested share-based awards	—	—	14,998	149,988
Antidilutive stock options	570,000	567,050	1,056,850	2,170,283
Warrants	—	—	1,830,464	33,086,615

(1)	FASB ASC 260 Earnings Per Share requires participating securities to be included in the allocation of earnings when calculating basic earnings per share, or EPS, under the two-class method. During periods of losses, these securities are not included in the basic EPS share computation. For the period from March 6 to December 31, 2010, and for the years ended December 31, 2011 and 2012, there were no unvested participating share-based awards.

Common Stock Issuance—During 2012, the Company issued common stock to White Deer in three separate transactions. In February 2012, 2,180,233 shares of common stock was issued for proceeds of $7.5 million; in August 2012, 3,076,923 shares of common stock was issued for proceeds of $6.0 million and in December 2012, 4,577,464 shares of common stock was issued for proceeds of $6.5 million. These proceeds were used for debt repayment and for other general corporate purposes.

The Company has an effective $100 million universal shelf registration statement under which it has been selling common shares pursuant to an at-the-market issuance sales agreement with a sales agent. For the year ended December 31, 2012, the Company sold 446,098 common shares for gross proceeds of $724,000. During 2013, through March 1, the Company sold an additional 2,052,902 common shares for gross proceeds of $3.3 million.

Note 14—Commitments and Contingencies

Litigation—The Company is subject, from time to time, to certain legal proceedings and claims in the ordinary course of conducting its business. It records a liability related to its legal proceedings and claims when it has been determined that it is probable that it will be obligated to pay and the related amount can be reasonably estimated. Except for those legal proceedings listed below, it believes there are no pending legal proceedings in which it is currently involved which, if adversely determined, would have a material adverse effect on its financial position, results of operations or cash flow.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had been sued in royalty owner lawsuits filed in Oklahoma and Kansas. In Oklahoma, suits by a group of individual royalty owners and by a putative class representing all remaining royalty owners were filed in the District Court of Nowata County, Oklahoma. Generally, the lawsuits alleged that the Company wrongfully deducted post-production costs from the plaintiffs’ royalties and engaged in self-dealing agreements resulting in a less than market price for the gas production. The Company denied the allegations. Settlements were reached in each of the cases, and upon final approval from the Court, the Company paid $5.6 million in settlement of the Oklahoma suits in July 2011.

The Kansas lawsuit was a putative class action filed in the United States District Court for the District of Kansas, brought on behalf of all the Company’s royalty owners in that state. Plaintiffs generally alleged that the Company failed to properly make royalty payments by, among other things, charging post-production costs to royalty owners in violation of the underlying lease contracts, paying royalties based on sale point volumes rather than wellhead volumes, allocating expenses in excess of the actual and reasonable post-production costs incurred, allocating production costs and marketing costs to royalty owners, and making royalty payments after the statutorily prescribed time for doing so without paying interest thereon. We denied plaintiffs’ claims. The parties reached a settlement and on December 30, 2011, the Court entered an order certifying a class for settlement purposes consisting of all current and former PostRock royalty and overriding royalty owners, approving the parties’ settlement and dismissing the action. The settlement included a payment of $3.0 million that was made in January 2012, and a payment of $4.5 million which was made in December 2012, for a total of $7.5 million.

The Company recorded litigation reserve expense of $1.6 million for the period from March 6 to December 31, 2010. Litigation reserve expense was $11.6 million and nil for the years ended December 31, 2011 and 2012, respectively.

Environmental Matters—At December 31, 2011 and 2012, there were no known environmental or regulatory matters related to our operations which are reasonably expected to result in a material liability to us. Like other oil and gas producers and marketers, our operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Therefore it is extremely difficult to reasonably quantify future environmental related expenditures.

Operating Lease Commitments—The Company has lease agreements to obtain natural gas compressors as and when required. Terms of the leases on the gas compressors call for a minimum obligation of one year and are month to month thereafter. In addition, the Company also has operating leases for office space, warehouse facilities and office equipment expiring in various years through 2017.

Future minimum rental payments under all non-cancelable operating leases at December 31, 2012, were as follows (in thousands):

Year ending December 31,
2013	$1,096
2014	965
2015	797
2016	651
2017	421
Thereafter	—

Total minimum lease obligations	$3,930

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total rental expense under cancelable and non-cancelable operating leases was $2.5 million and $13.1 million for the periods from January 1 to March 5, 2010, and March 6 to December 31, 2010, and $13.6 million and $12.4 million for the years ended December 31, 2011 and 2012, respectively.

Note 15—Impairment of Oil and Gas Properties

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

The base for the Company’s spot prices for natural gas is Henry Hub and for oil is Cushing, Oklahoma. At the end of the third and fourth quarters of 2012, the ceiling test computation resulted in the carrying costs of the Company’s unamortized proved oil and natural gas properties, net of deferred taxes, exceeding the present value of future net revenues. As a result of this difference, the Company recorded ceiling test impairments of its oil and gas properties of $5.9 million for the year ended December 31, 2012. The Company may face further ceiling test write-downs in future periods, depending on the level of commodity prices, drilling results and well performance.

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

Note 16—Discontinued Operations

On September 28, 2012, the Company, PostRock Energy Services Corporation, a wholly owned subsidiary of the Company (“Seller”), and KPC entered into and simultaneously closed a Purchase Agreement (the “Purchase Agreement”) with MV pursuant to which the Seller sold all the equity of KPC to MV for a gross purchase price of $53.5 million. After an adjustment for working capital as set forth in the Purchase Agreement, the Company received $53.4 million in proceeds at closing which included $500,000 set aside in an escrow account pending acceptable cleanup of a former KPC property now owned by another subsidiary of the Company. The cleanup was completed and the escrowed proceeds were released in January 2013. MV also agreed to make additional payments of $1.0 million for each of the next four years if qualified EBITDA (as defined in the Purchase Agreement) of KPC for that year exceeds a target amount. KPC owns a 1,120 mile interstate natural gas pipeline that transports natural gas from northern Oklahoma and western Kansas to Wichita and Kansas City, which formerly comprised the Company’s pipeline segment.

The carrying value of KPC’s net assets sold was $57.0 million which resulted in a loss on sale of $5.4 million. The loss on sale included $1.9 million in closing-related costs comprised of $1.0 million in legal, professional, and investment banking fees, $505,000 of severance and $350,000 in site cleanup costs. The operating results of KPC are classified as discontinued operations and are presented in a separate line in the consolidated statement of operations for all periods presented. Prior to the classification as a discontinued operation, the Company had reported this business as a separate segment under the heading “Pipeline.”

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To enhance comparison of the balance sheet, the Company has separately disclosed the assets and liabilities of KPC at December 31, 2011. The table below sets forth the related assets and liabilities (in thousands):

December 31, 2011
Accounts receivable—trade, net	$1,338
Other receivables	103
Inventory	107
Other	37

Total current assets of discontinued operations	$1,585

Pipeline assets, net	$59,088
Other property and equipment, net	261
Contract-related intangible asset	685

Total noncurrent assets of discontinued operations	$60,034

Accounts payable	$563
Accrued expenses and other	373

Total current liabilities of discontinued operations	$936

Asset retirement obligations	$1,646

Total noncurrent liabilities of discontinued operations	$1,646

The following table discloses the results of discontinued operations related to KPC (in thousands):

	January 1 to March 5, 2010	March 6 to December 31, 2010	Year Ended December 31,
			2011	2012
Interstate pipeline revenue	$1,749	$8,380	$11,183	$8,934
Pipeline expense	(1,110)	(5,195)	(5,219)	(2,825)
Depreciation and amortization	(590)	(2,848)	(3,574)	(2,537)
Loss on disposal of assets (1)	—	(77)	3	(5,437)
General and administrative expenses	(277)	(1,383)	(1,194)	(945)
Interest expense	(631)	(2,143)	(556)	(45)

Income (loss) from discontinued operations before income taxes	(859)	(3,266)	643	(2,855)
Income taxes	—	—	—	—

Total income (loss) from discontinued operations	$(859)	$(3,266)	$643	$(2,855)

(1)	Includes a loss of $5.4 million from the disposal of KPC.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17—Supplemental Cash Flow Information

The following discloses certain cash and noncash transactions for the periods indicated (in thousands):

	(Predecessors)		Year Ended December 31,
	January 1 to March 5,	March 6 to December 31,
	2010	2010	2011	2012
Cash paid for interest	$2,686	$10,699	$8,623	$7,292
Cash paid for income taxes.	—	—	—	—
Noncash investing activity
Common stock issued for purchase of equity investment	—	—	4,100	—
Warrants issued for purchase of equity investment	—	—	518	—
Equity securities received on the sale of oil and gas properties	—	14,000	5,875	—
Noncash financing activity
Reduction of debt through conveyance of financial securities received from sale of oil and gas properties	—	12,646	5,729	—
Reduction of debt through issuance of common stock	—	—	843	—
Issuance of preferred stock and warrants in lieu of cash dividends	—	1,980	7,779	9,083
Accretion of discount on redeemable preferred stock.	—	327	1,580	2,238

Note 18—Related Party Transactions

During the period from 2005 to 2007, our former chief executive officer made certain unauthorized transfers, repayments and re-transfers of funds totaling $10.0 million to entities that he controlled. During 2010, the Company recovered $1.6 million in assets related to the misappropriation of which $1.1 million was received in cash. This recovery was in addition to $3.4 million previously recovered in 2009. There have been no additional recoveries.

Note 19—Profit Sharing Plan

Substantially all of the Company’s employees are covered by a profit sharing plan under Section 401(k) of the Internal Revenue Code. Eligible employees may make contributions to the plan by electing to defer some of their compensation. In 2012, the Company contributed two percent of employees’ annual compensation regardless whether contributions were made by the employee. The Company would also match 50% of employee contributions in excess of two percent up to a total of four percent of annual compensation. Employees vest 50% in Company contributions in their second year of service and 100% in their third year of service. The Company made cash contributions to the plan of $63,000 from January 1 to March 5, 2010, $214,000 from March 6 to December 31, 2010, and $492,000 and $235,000 during the years ended December 31, 2011 and 2012, respectively.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20—Supplemental Financial Information—Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for 2011 and 2012 are as follows (in thousands, except per share data):

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
2011
Total revenues	$21,593	$23,058	$21,926	$18,549
Operating income (loss) (1)	(972)	3,181	(1,694)	(3,653)
Net income (loss)	(3,861)	7,531	7,007	9,353
Net income (loss) per common share
Basic	$(0.74)	$0.63	$0.51	$0.72
Diluted	$(0.74)	$0.28	$0.29	$0.69

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
2012
Total revenues	$14,321	$11,124	$13,697	$15,853
Operating income (loss) (1)	(7,501)	(10,352)	(11,409)	(6,649)
Net income (loss)	7,347	(18,508)	(25,174)	(11,237)
Net income (loss) per common share
Basic	$0.43	$(1.71)	$(1.94)	$(0.89)
Diluted	$0.37	$(1.71)	$(1.94)	$(0.89)

(1)	Total revenue less total costs and expenses.

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

Equity investment—At December 31, 2012, the Company owned 26.5% voting interest in CEP, a publicly traded oil and gas exploration and production company. The Company’s equity interest in CEP was 26.4% at December 31, 2011. CEP utilizes the successful efforts method of accounting for its oil and gas activities. Where applicable, the disclosures required under FASB ASC 932 are made below based on the Company’s proportionate share of CEP’s oil and gas activities according to the percentages described above. Information utilized to prepare disclosures on the Company’s proportionate share of CEP is based on publicly available data.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Capitalized Costs

Aggregate capitalized costs related to oil and gas producing activities of the Company at December 31, 2011 and 2012, are summarized as follows (in thousands):

	2011	2012
Oil and gas properties and related leasehold costs
Proved	$346,896	$353,093
Unproved	31	31

	346,927	353,124
Accumulated depreciation, depletion and amortization	(222,859)	(245,593)

Net capitalized costs	$124,068	$107,531

Unproved properties not subject to amortization consisted mainly of leaseholds acquired through acquisitions. The Company will continue to evaluate its unproved properties; however, the timing of the ultimate evaluation and disposition of the properties has not been determined.

Aggregate capitalized costs related to oil and gas producing activities of the Company’s proportionate investment in CEP at December 31, 2011 and 2012, are summarized as follows (in thousands):

	2011	2012
Oil and gas properties and related equipment (successful efforts method)
Proved	$207,263	$211,884
Unproved	349	366
Materials, supplies and land	569	446

	208,181	212,696
Accumulated depreciation, depletion and amortization	(137,935)	(163,030)

Net capitalized costs	$70,246	$49,666

Costs Incurred

Costs incurred for oil and gas property acquisition, exploration and development activities that have been capitalized for the years ended December 31, 2010, 2011, and 2012 are summarized as follows (in thousands):

	Consolidated Entities			CEP (1)
	2010 (2)	2011	2012	2011	2012
Proved property acquisition costs (1)(3)	$1,364	$223	$151	$(74)	$20
Unproved property acquisition costs	828	630	52	167	47
Exploration costs	—	—	—	—	—
Development costs	27,396	23,825	12,506	2,895	4,201

	$29,588	$24,678	$12,709	$2,988	$4,268

(1)	Based on the Company’s pro-rata interest in CEP assuming that the Company’s investment was made at the beginning of 2011.
(2)	Costs incurred for the period from January 1 to March 5, 2010, were $2.1 million.
(3)	The amount is negative for CEP in 2011 as it represents a post-closing receipt from an acquisition made by CEP in December 2010.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Results of Operations

The revenues and expenses associated directly with the Company’s oil and natural gas producing activities are reflected in the consolidated statement of operations. All of our ongoing operations are oil and natural gas producing activities located in the United States.

The table below presents the pro-rata results of oil and gas producing activities of the Company’s investment in CEP for the years ended December 31, 2011 and 2012, assuming that the Company’s investment was made as of January 1, 2011 (in thousands).

	2011	2012
Revenues	$27,778	$15,724
Lease operating expense	7,379	6,810
Cost of sales and production taxes	1,343	932
Exploration costs	35	—
Impairment of oil and gas properties	775	19,465
Depreciation, depletion and amortization	5,845	5,512

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

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents changes in proved developed and undeveloped reserves of our consolidated entities. During the fourth quarter of 2010, the Company reclassified the operations and assets of its gathering system in the Cherokee Basin from its former and now discontinued natural gas pipelines segment to its production segment. Prior to the reclassification, the determination of the Company’s oil and gas reserves included gathering costs based on the gathering rate charged under the midstream services and gas dedication agreement between the Company’s gathering and production subsidiaries. The agreement was no longer in effect subsequent to the restructuring of the Company’s credit facilities at the end of the third quarter in 2010. Gathering costs included in the Company’s oil and gas reserves at December 31, 2010, were subsequently based on projected operating expenses of the gathering system which are lower than the costs under the midstream services and gas dedication agreement. In addition, future oil and gas development costs now include anticipated capital expenditures associated with the gathering system. These changes are reflected in the rollforward of the Company’s reserves for 2010.

	Gas—Mcf	Oil—Bbls
Proved reserves
Balance, December 31, 2009	69,874,571	824,038
Purchase of reserves in place	10,842	—
Extensions, discoveries, and other additions	574,200	11,851
Sale of reserves	(13,016,672)	—
Revisions of previous estimates (1)	92,244,096	(15,040)
Production	(19,225,006)	(76,583)

Balance, December 31, 2010	130,462,031	744,266
Purchase of reserves in place	—	—
Extensions, discoveries, and other additions	1,752,746	54,761
Sale of reserves	(754,479)	—
Revisions of previous estimates	5,068,946	352,981
Production	(18,309,056)	(78,087)

Balance, December 31, 2011	118,220,188	1,073,921
Purchase of reserves in place	—	—
Extensions, discoveries, and other additions	1,867,365	617,854
Sale of reserves	—	—
Revisions of previous estimates	(34,037,402)	1,095,656
Production	(16,388,878)	(95,863)

Balance, December 31, 2012	69,661,273	2,691,568

Proved developed reserves
Balance, December 31, 2010 (1)	116,951,438	733,774
Balance, December 31, 2011	117,406,577	1,040,309
Balance, December 31, 2012	69,661,273	1,804,057

(1)	Improved prices and lower costs in 2010 resulted in an increase in reserves. Costs were lower primarily due to the decrease in gathering costs discussed above.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents the Company’s pro-rata share of changes in reserves and the amounts of proved developed reserves of CEP assuming that the Company’s investment was made as of January 1, 2011.

Mcfe
Proved reserves
Balance, January 1, 2011	44,618,000
Purchase of reserves in place	—
Extensions, discoveries, and other additions	455,000
Sale of reserves	—
Revisions of previous estimates	11,216,000
Production	(3,138,000)

Balance, December 31, 2011	53,151,000
Purchase of reserves in place	—
Extensions, discoveries, and other additions	543,000
Sale of reserves	(68,000)
Revisions of previous estimates	(25,551,000)
Production	(3,435,000)

Balance, December 31, 2012	24,640,000

Proved developed reserves
Balance, December 31, 2011	40,295,000
Balance, December 31, 2012	23,850,000

Standardized Measure of Discounted Future Net Cash Flows

The following information is based on the Company’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows at December 31, 2010, 2011 and 2012 in accordance with FASB ASC 932 which requires the use of a 10% discount rate. Future income taxes are based on year-end statutory rates. This information is not the fair market value, nor does it represent the expected present value of future cash flows of Company’s proved oil and gas reserves (in thousands).

	Consolidated Entities			CEP (1)
	2010	2011	2012	2011	2012
Future cash inflows	$617,947	$592,796	$438,356	$241,173	$95,619
Future production costs	335,688	312,410	218,707	132,081	51,462
Future development costs.	26,941	10,524	31,051	25,705	2,948
Future income tax expense	14,937	—	—	—	—

Future net cash flows	240,381	269,862	188,598	83,387	41,209
10% annual discount for estimated timing of cash flows	81,120	94,342	86,516	40,964	17,446

Standardized measure of discounted future net cash flows related to proved reserves	$159,261	$175,520	$102,082	$42,423	$23,763

(1)	Represents the Company’s pro-rata share of its investment in CEP.

Future cash inflows are computed by applying a twelve-month average price, adjusted for location and quality differentials on a property-by-property basis, to year-end quantities of proved reserves, except in those instances where fixed and determinable price changes are provided by contractual arrangements at year-end. The

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discounted future cash flow estimates do not include the effects of our derivative instruments. See the following table for average oil and gas prices as of the periods indicated.

	2010	2011	2012
Crude oil price per Bbl	$79.43	$96.19	$95.05
Natural gas price per Mmbtu.	$4.38	$4.12	$2.76

The principal changes in the standardized measure of discounted future net cash flows relating to proven oil and gas properties were as follows (in thousands):

	Consolidated Entities			CEP (1)
	2010	2011	2012	2011	2012
Present value, beginning of period.	$50,559	$159,261	$175,520	$34,765	$42,423
Net changes in prices and production costs	23,107	11,876	18,071	38	(5,095)
Net changes in future development costs.	(17,927)	(1,154)	(18,008)	—	—
Previously estimated development costs incurred	17,515	18,192	12,743	1,892	4,987
Sales of oil and gas produced, net	(40,962)	(32,751)	(10,338)	(7,810)	(10,520)
Extensions and discoveries	895	3,045	7,724	2,157	3,336
Purchases of reserves in-place	15	—	—	—	—
Sales of reserves in-place	(18,041)	(1,104)	—	—	(391)
Revisions of previous quantity estimates	127,723	10,513	(38,064)	11,243	(22,034)
Net change in income taxes	(12,037)	12,037	—	—	—
Accretion of discount	6,660	16,448	16,730	3,477	4,258
Timing differences and other (2)	21,754	(20,843)	(62,296)	(3,339)	6,799

Present value, end of period	$159,261	$175,520	$102,082	$42,423	$23,763

(1)	Represents the Company’s pro-rata share of its investment in CEP assuming that the Company’s investment was made as of January 1, 2011.
(2)	The change in timing differences and other are related to revisions in the Company’s estimated time of production and development and the impact of changes in the relative proportion of oil versus natural gas in the Company’s total reserves.

During 2012, the Company focused its development activities on oil related projects. As a result, the proportion of oil reserves to total reserves increased from 5% at December 31, 2011, to 19% at December 31, 2012. Since the Company calculates the price variance on an energy equivalent basis, the change in the Company’s reserve mix coupled with the 34.1 ratio of oil price to natural gas price used in the calculation, resulted in a positive net price variance. The positive price variance is reflected under “net changes in prices and production costs” in the table above. Although a positive net price variance is disclosed, existing natural gas reserves, which comprised 81% of total reserves at December 31, 2012, decreased in value due to a decrease in the average natural gas price. This decline in value of natural gas reserves is included in “timing differences and other” in the table above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of March, 2013.

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

Name	Capacity	Date

/S/ TERRY W. CARTER Terry W. Carter	Chief Executive Officer and President and Director (Principal Executive Officer)	March 12, 2013

/S/ DAVID J. KLVAC David J. Klvac	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 12, 2013

/S/ DUKE R. LIGON Duke R. Ligon	Chairman of the Board	March 12, 2013

/S/ NATHAN M. AVERY Nathan M. Avery	Director	March 12, 2013

/S/ WILLIAM H. DAMON III William H. Damon III	Director	March 12, 2013

/S/ THOMAS J. EDELMAN Thomas J. Edelman	Director	March 12, 2013

/S/ J. PHILIP MCCORMICK J. Philip McCormick	Director	March 12, 2013

/S/ MARK A. STANSBERRY Mark A. Stansberry	Director	March 12, 2013

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Purchase Agreement, dated September 28, 2012, among PostRock, PostRock Energy Services Corporation, PostRock KPC Pipeline, LLC and MV Pipelines, LLC (incorporated herein by reference to Exhibit 2.1 to PostRock’s Current Report on Form 8-K filed on October 3, 2012).

2.2	Purchase and Sale Agreement, dated as of December 24, 2010, by and among Quest Eastern Resource LLC, PostRock MidContinent Production, LLC, Magnum Hunter Resources Corporation and Triad Hunter, LLC (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended) (incorporated herein by reference to Exhibit 2.1 to PostRock’s Current Report on Form 8-K filed on January 21, 2011).

2.3	Purchase Agreement, dated August 8, 2011 (“CEG Purchase Agreement”), by and among PostRock, Constellation Energy Commodities Group, Inc. and Constellation Energy Partners Holdings, LLC (incorporated herein by reference to Exhibit 2.1 to PostRock’s Current Report on Form 8-K filed on August 12, 2011).

2.4	Purchase Agreement, dated December 19, 2011, by and among PostRock, Constellation Energy Partners Management LLC, Constellation Energy Commodities Group, Inc. and Constellation Energy Partners Holdings, LLC (incorporated herein by reference to Exhibit 2.1 to PostRock’s Current Report on Form 8-K filed on December 23, 2011).

3.1	Restated Certificate of Incorporation of PostRock (incorporated herein by reference to Exhibit 3.1 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

3.2	Certificate of Amendment to Restated Certificate of Incorporation of PostRock (incorporated herein by reference to Exhibit 3.2 to PostRock’s Registration Statement on Form S-8, Registration No. 333-181480).

3.3	Bylaws of PostRock (incorporated herein by reference to Exhibit 3.2 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).

4.1	Specimen of certificate for shares of Common Stock of PostRock (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to PostRock’s Registration Statement on Form S-4 filed on December 17, 2009, Registration No. 333-162366).

4.2	Second Amended and Restated Certificate of Designations for the Series A Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 4.1 to PostRock’s Current Report on Form 8-K filed on December 21, 2012).

4.4	Certificate of Designations for the Series B Voting Preferred Stock (incorporated herein by reference to Exhibit 4.2 to PostRock’s Current Report on Form 8-K filed on September 23, 2010).

4.5	Form of Warrant with respect to the 2010 White Deer SPA (as defined below) (incorporated herein by reference to Exhibit 4.3 to PostRock’s Current Report on Form 8-K filed on September 3, 2010).

4.6	Form of Warrant with respect to the CEG Purchase Agreement (incorporated herein by reference to Exhibit 4.1 to PostRock’s Current Report on Form 8-K filed on August 12, 2011).

4.7	Form of Warrant with respect to the August White Deer SPA (as defined below) (incorporated herein by reference to Exhibit 4.2 to PostRock’s Current Report on Form 8-K filed on August 7, 2012).

4.8	Form of Warrant with respect to the December White Deer SPA (as defined below) (incorporated herein by reference to Exhibit 4.2 to PostRock’s Current Report on Form 8-K filed on December 21, 2012).

Exhibit No.	Description

10.1	Securities Purchase Agreement dated September 2, 2010 (the “2010 White Deer SPA”) among PostRock, White Deer Energy L.P., White Deer Energy TE L.P., and White Deer Energy FI L.P. (incorporated herein by reference to Exhibit 10.1 to PostRock’s Current Report on Form 8-K filed on September 3, 2010).

10.2	Stock Purchase Agreement, dated February 9, 2012, among PostRock, White Deer Energy L.P., White Deer Energy TE L.P. and White Deer Energy FI L.P. (incorporated herein by reference to Exhibit 10.1 to PostRock’s Current Report on Form 8-K filed on February 15, 2012).

10.3	Securities Purchase Agreement, dated August 1, 2012 (the “August White Deer SPA”), among PostRock, White Deer Energy L.P., White Deer Energy TE L.P. and White Deer Energy FI L.P. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 7, 2012).

10.4	Securities Purchase Agreement, dated December 17, 2012 (the “December White Deer SPA”), among PostRock, White Deer Energy L.P., White Deer Energy TE L.P. and White Deer Energy FI L.P. (incorporated herein by reference to Exhibit 10.1 to PostRock’s Current Report on Form 8-K filed on December 21, 2012)

10.5	First Amended and Restated Registration and Investor Rights Agreement, dated August 8, 2011 (the “RRA”), by and among PostRock, Constellation Energy Commodities Group, Inc., White Deer Energy L.P., White Deer Energy TE, L.P. and White Deer Energy FI L.P. (incorporated herein by reference to Exhibit 10.1 to PostRock’s Current Report on Form 8-K filed on August 12, 2011).

10.6	Amendment No. 1, dated as of February 9, 2012, among PostRock, White Deer Energy L.P., White Deer Energy TE L.P. and White Deer Energy FI L.P., to the RRA (incorporated herein by reference to Exhibit 10.2 to PostRock’s Current Report on Form 8-K filed on February 15, 2012).

10.7	Amendment No. 2, dated as of August 1, 2012, among PostRock, White Deer Energy L.P., White Deer Energy TE L.P. and White Deer Energy FI L.P., to the RRA (incorporated herein by reference to Exhibit 10.2 to PostRock’s Current Report on Form 8-K filed on August 7, 2012)

10.8	Amendment No. 3, dated as of December 20, 2012, among PostRock, White Deer Energy L.P., White Deer Energy TE L.P. and White Deer Energy FI L.P., to the RRA (incorporated herein by reference to Exhibit 10.2 to PostRock’s Current Report on Form 8-K filed on December 21, 2012)

10.9	Form of Indemnification Agreement for Officers and Directors (incorporated herein by reference to Exhibit 10.2 to PostRock’s Current Report on Form 8-K filed on September 23, 2010).

10.10†	PostRock 2010 Long-Term Incentive Plan (incorporated herein by reference to Annex B to the joint proxy statement/prospectus that is a part of PostRock’s Registration Statement on Form S-4/A filed on February 2, 2010).

10.11†	Amendment No. 1 to PostRock 2010 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.33 to PostRock’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.12†	Second Amendment to PostRock 2010 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 4.7 to PostRock’s Registration Statement on Form S-8, Registration No. 333-181480).

10.13†	Nonqualified Stock Option Agreement, dated August 15, 2007, between QRCP and William Damon III (incorporated herein by reference to Exhibit 10.75 to PostRock’s Registration Statement on Form S-4/A filed on December 17, 2009).

10.14†	PostRock 2010 Long-Term Incentive Plan Form of 2011 Restricted Share Award Agreement (incorporated herein by reference to Exhibit 10.1 to PostRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 11, 2011).

Exhibit No.	Description

10.15†*	PostRock 2010 Long-Term Incentive Plan Form of 2011 Restricted Share Award Agreement (multi-year vesting, change in control)

10.16†	PostRock 2010 Long-Term Incentive Plan Form of Bonus Share Award Agreement (incorporated herein by reference to Exhibit 10.1 to PostRock’s Current Report on Form 8-K filed on August 10, 2010).

10.17†*	PostRock 2010 Long-Term Incentive Plan Form of Restricted Share Award Agreement (change in control, one-year vesting)

10.18†*	PostRock 2010 Long-Term Incentive Plan Form of Restricted Share Award Agreement (change in control, two-year vesting)

10.19†*	PostRock 2010 Long-Term Incentive Plan Form of Stock Option Award Agreement (immediate vesting).

10.20†*	PostRock 2010 Long-Term Incentive Plan Form of Stock Option Award Agreement (one-year vesting).

10.21†	PostRock 2010 Long-Term Incentive Plan Form of Stock Option Award Agreement (multi-year vesting) (incorporated herein by reference to Exhibit 10.2 to PostRock’s Current Report on Form 8-K filed on August 10, 2010).

10.22†*	PostRock 2010 Long-Term Incentive Plan Form of Stock Option Award Agreement (multi-year vesting, change of control).

10.23†	PostRock 2010 Long-Term Incentive Plan Form of Restricted Share Award Agreement (multi-year vesting) (incorporated herein by reference to Exhibit 10.3 to PostRock’s Current Report on Form 8-K filed on August 10, 2010).

10.24†	PostRock 2010 Long-Term Incentive Plan Form of Restricted Share Unit Award Agreement (multi-year vesting) (incorporated herein by reference to Exhibit 10.4 to PostRock’s Current Report on Form 8-K filed on August 10, 2010).

10.25†	PostRock Form of Director Restricted Share Unit Award Agreement (Immediate Vesting) (incorporated herein by reference to Exhibit 10.5 to PostRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.26†	PostRock Form of Director Restricted Share Unit Award Agreement (One Year Vesting, Five Year Settlement) (incorporated herein by reference to Exhibit 10.6 to PostRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.27†	PostRock Energy Services Corporation 401(k) Profit Sharing Plan (incorporated herein by reference to Exhibit 4.5 to PostRock’s Registration Statement on Form S-8, Registration No. 333-185722).

10.28†	Change in Control Severance Plan for Chief Executive Officer (incorporated herein by reference to Exhibit 10.3 to PostRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.29†	Change in Control Severance Plan for Executive Officers Other than CEO and President (incorporated herein by reference to Exhibit 10.4 to PostRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.30	At-The-Market Issuance Sales Agreement dated August 23, 2011 between PostRock and McNicoll, Lewis & Vlak LLC (incorporated herein by reference to Exhibit 10.1 to PostRock’s Current Report on Form 8-K filed on August 24, 2011).

10.31*	Master Assignment and Assumption, dated December 20, 2012, by and among the assignor lenders party thereto and the assignee lenders party thereto.

Exhibit No.	Description

10.32*	Third Amended and Restated Credit Agreement, dated December 20, 2012, among PostRock Energy Services Corporation and PostRock MidContinent Production, LLC, as Borrowers, Citibank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto.

10.33	Amended and Restated Intercreditor and Collateral Agency Agreement, dated September 21, 2010, among Royal Bank of Canada, BP Corporation North America Inc., and PostRock Energy Services Corporation and PostRock MidContinent Production, LLC, as Borrowers (incorporated herein by reference to Exhibit 10.4 to PostRock’s Current Report on Form 8-K filed on September 23, 2010).

10.34*	Second Amendment to Amended and Restated Intercreditor and Collateral Agency Agreement, dated December 20, 2012, among Royal Bank of Canada, Citibank, N.A., BP Energy Company, PostRock Energy Services Corporation and PostRock MidContinent Production, LLC, as Borrowers, PostRock, PostRock Holdco, LLC, PostRock Eastern Production, LLC and STP Newco, Inc., as Obligors.

10.35*	Second Amended and Restated Guaranty, dated December 20, 2012, executed by PostRock in favor of Citibank, N.A., as Administrative Agent.

10.36*	Amended and Restated Guaranty (Subsidiary), dated December 20, 2012, executed by PostRock Eastern Production, LLC, PostRock Holdco, LLC and STP Newco, Inc. in favor of Citibank, N.A., as Administrative Agent.

10.37 *	Second Amended and Restated Pledge and Security Agreement, dated December 20, 2012, among PostRock Energy Services Corporation, PostRock MidContinent Production, LLC, PostRock, PostRock Eastern Production, LLC, STP Newco, Inc. and PostRock Holdco, LLC in favor of Citibank, N.A., as Collateral Agent.

21.1*	List of Subsidiaries.

23.1*	Consent of Cawley, Gillespie & Associates, Inc.

23.2*	Consent of UHY LLP.

31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Report of Cawley, Gillespie & Associates, Inc.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished not filed.
†	Management contracts and compensatory plans and arrangements.

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