Form 10-Q
period 2013-03-31
PostRock Energy Corp
filed 2013-05-09
CIK 1473061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

At May 1, 2013, there were 24,263,746 outstanding shares of the registrant’s common stock having an aggregate market value of $35.2 million based on a closing price of $1.45 per share.

POSTROCK ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

POSTROCK ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	March 31,
	2012	2013
		(Unaudited)
ASSETS
Current assets
Cash and equivalents	$525	$65
Restricted cash	1,500	1,500
Accounts receivable—trade, net	7,207	6,944
Other receivables	180	459
Inventory	990	854
Other	2,100	1,069
Derivative financial instruments	1,771	266

Total	14,273	11,157
Oil and natural gas properties, full cost method of accounting, net	107,531	112,000
Other property and equipment, net	14,244	13,450
Other, net	2,180	2,091
Equity investment	7,820	11,402
Derivative financial instruments	615	644

Total assets	$146,663	$150,744

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$9,373	$5,765
Revenue payable	4,447	4,324
Accrued expenses and other	4,928	3,165
Derivative financial instruments	4,449	5,723

Total	23,197	18,977
Derivative financial instruments	2,638	6,136
Long term debt	57,500	66,000
Asset retirement obligations	10,868	11,190
Other	316	280

Total liabilities	94,519	102,583
Commitments and contingencies
Series A Cumulative Redeemable Preferred Stock, $0.01 par value; issued and outstanding—7,250 shares	73,152	75,732
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 authorized shares; 265,095 and 278,403 Series B Voting Preferred Stock issued and outstanding, respectively	3	3
Common stock, $0.01 par value; 100,000,000 authorized shares; 21,309,159 and 23,732,480 shares issued and outstanding, respectively	213	237
Additional paid-in capital	396,732	398,039
Accumulated deficit	(417,956)	(425,850)

Total stockholders’ deficit	(21,008)	(27,571)

Total liabilities and stockholders’ deficit	$146,663	$150,744

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2013
Revenues
Natural gas sales	$11,774	$12,442
Crude oil sales	1,848	2,957
Gathering	699	654

Total	14,321	16,053
Costs and expenses
Production expense	11,501	9,775
General and administrative	4,263	3,546
Depreciation, depletion and amortization	6,162	6,428
(Gain) loss on disposal of assets	(104)	31

Total	21,822	19,780

Operating loss	(7,501)	(3,727)
Other income (expense)
Realized gains (losses) from derivative financial instruments	12,085	(873)
Unrealized losses from derivative financial instruments	(60)	(6,248)
Gain from equity investment	4,169	3,582
Other income	11	13
Interest expense, net	(2,696)	(641)

Total	13,509	(4,167)

Income (loss) from continuing operations before income taxes	6,008	(7,894)
Income taxes	—	—

Income (loss) from continuing operations	6,008	(7,894)
Income from discontinued operations	1,339	—

Net income (loss)	7,347	(7,894)
Preferred stock dividends	(2,093)	(2,740)
Accretion of redeemable preferred stock	(471)	(778)

Net income (loss) available to common stockholders	$4,783	$(11,412)

Net income (loss) per share common share
Basic income (loss) per share—continuing operations	$0.31	$(0.50)
Basic income (loss) per share—discontinued operations	$0.12	$—

Basic income (loss) per share	$0.43	$(0.50)

Diluted income (loss) per share—continuing operations	$0.27	$(0.50)
Diluted income (loss) per share—discontinued operations	$0.10	$—

Diluted income (loss) per share	$0.37	$(0.50)

Weighted average common shares outstanding
Basic	11,206	22,763
Diluted	12,786	22,763

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2013
Cash flows from operating activities
Net income (loss)	$7,347	$(7,894)
Adjustments to reconcile net income (loss) to net cash from (used in) operations
Depreciation, depletion and amortization	7,013	6,428
Stock-based compensation	442	719
Other non-cash compensation	—	209
Amortization of deferred loan costs	409	104
Change in fair value of derivative financial instruments	60	6,248
Loss (gain) on disposal of assets	(109)	31
Gain from equity investment	(4,169)	(3,582)
Other non-cash changes to items affecting net loss	130	(15)
Changes in assets and liabilities
Receivables	3,356	153
Payables	(555)	(5,559)
Other	(3,489)	329

Net cash flows from (used in) operating activities	10,435	(2,829)

Cash flows from investing activities
Expenditures for equipment, development, leasehold and pipeline	(4,491)	(9,211)
Proceeds from sale of assets	232	12

Net cash flows used in investing activities	(4,259)	(9,199)

Cash flows from financing activities
Proceeds from debt	—	8,500
Repayments of debt	(14,000)	—
Debt and equity financing costs	—	(224)
Proceeds from issuance of common stock	7,500	3,292

Net cash flows from (used in) financing activities	(6,500)	11,568

Net decrease in cash and cash equivalents	(324)	(460)
Cash and equivalents beginning of period	349	525

Cash and equivalents end of period	$25	$65

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Amounts subsequent to December 31, 2012 are unaudited)

(in thousands, except share data)

	Preferred Shares	Preferred Stock Par Value	Common Shares Issued	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total (Deficit) Equity
Balance, December 31, 2012	265,095	$3	21,301,159	$213	$396,732	$(417,956)	$(21,008)
Stock-based compensation	—	—	—	—	719	—	719
Restricted stock grants, net of forfeitures	—	—	376,563	4	(4)	—	—
Issuance of Series B preferred stock	13,308	—	—	—	—	—	—
Issuance of warrants	—	—	—	—	938	—	938
Issuance of common stock, net	—	—	2,054,758	20	3,172	—	3,192
Preferred stock dividends	—	—	—	—	(2,740)	—	(2,740)
Preferred stock accretion	—	—	—	—	(778)	—	(778)
Net loss	—	—	—	—	—	(7,894)	(7,894)

Balance, March 31, 2013	278,403	$3	23,732,480	$237	$398,039	$(425,850)	$(27,571)

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

PostRock Energy Corporation is an independent oil and gas company engaged in the acquisition, exploration, development, production and gathering of crude oil and natural gas. Its primary production activity is focused in the Cherokee Basin, a 15-county region in southeastern Kansas and northeastern Oklahoma. It also has oil producing properties in Oklahoma and minor oil and gas producing properties in the Appalachian Basin. The Company previously owned an interstate natural gas pipeline in its PostRock KPC Pipeline, LLC (“KPC”) subsidiary. KPC was sold in September 2012 and its results are reported as a discontinued operation in the condensed consolidated financial statements. Unless the context requires otherwise, references to “PostRock,” the “Company,” “we,” “us” and “our” refer to PostRock Energy Corporation and its consolidated subsidiaries.

The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 10-K”).

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendment requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of (i) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendment also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in the update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the amendment to have a material impact on it financial statements.

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2 — Other Balance Sheet Items

The following describes the components of the following condensed consolidated balance sheet items (in thousands):

	December 31,	March 31,
	2012	2013
Other current assets
Prepaid fees and deposits	$1,036	$1,069
Escrowed funds from Appalachian Basin sale (1)	564	—
Escrowed funds from KPC sale (2)	500	—

Total	$2,100	$1,069

Other noncurrent assets, net
Deferred financing costs	$1,668	$1,595
Noncurrent deposits and other	512	496

Total	$2,180	$2,091

Accrued expenses and other
Interest	$56	$56
Employee-related costs and benefits	1,790	1,206
Non-income related taxes	88	769
Escrowed funds due to third parties (3)	400	—
KPC site cleanup costs (4)	313	—
Fees for services	1,327	425
Other	954	709

Total	$4,928	$3,165

Other noncurrent liabilities
Lease termination costs	$255	$209
Other	61	71

Total	$316	$280

(1)	Escrowed funds relate to the proceeds from the Appalachian Basin sale. The escrowed funds are restricted to cover indemnities and title defects related to the sale. The remaining balance at December 31, 2012 of $564,000 was released to the purchaser in January 2013.
(2)	Escrowed funds relate to the proceeds from the KPC sale and were released to the Company in January 2013 upon acceptable cleanup of a site previously owned by KPC.
(3)	The balance at December 31, 2012, represents escrowed funds from the Appalachian Basin sale that, upon release in January 2013, were released to the purchaser.
(4)	Represent accrued costs for cleanup of a site previously owned by KPC as discussed above.

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

Derivative instruments expose the Company to counterparty credit risk. The Company’s commodity derivative instruments are currently with two counterparties. The Company generally executes commodity derivative instruments under master agreements which allow it, in the event of default, to elect early termination of all contracts with the defaulting counterparty. If the Company chooses to elect early termination, all asset and liability positions with the defaulting counterparty would be net cash settled at the time of election.

The Company monitors the creditworthiness of its counterparties; however, it is not able to predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, it may be limited in its ability to mitigate an increase in counterparty credit risk. Possible actions would be to transfer its position to another counterparty or request a voluntary termination of the derivative contracts resulting in a cash settlement. Should one

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of these counterparties not perform, the Company may not realize the benefit of some of its derivative instruments under lower commodity prices as well as incur a loss. The Company includes a measure of counterparty credit risk in its estimates of the fair values of derivative instruments in an asset position. At March 31, 2013, the Company was a net obligor with respect to its outstanding derivative contracts and therefore utilized its own credit risk in estimating the fair value of its derivatives.

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

Derivative Financial Instruments	Balance Sheet location	December 31, 2012	March 31, 2013
Commodity contracts	Current derivative financial instrument asset	$1,771	$266
Commodity contracts	Long-term derivative financial instrument asset	615	644
Commodity contracts	Current derivative financial instrument liability	(4,449)	(5,723)
Commodity contracts	Long-term derivative financial instrument liability	(2,638)	(6,136)

		$(4,701)	$(10,949)

Gains and losses associated with derivative financial instruments related to oil and gas production were as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2013
Realized gains (losses)	$12,085	$(873)
Unrealized gains (losses)	(60)	(6,248)

Total gain from derivative financial instruments	$12,025	$(7,121)

The following table summarizes the estimated volumes, fixed prices and fair values attributable to all of the Company’s oil and gas derivative contracts at March 31, 2013.

	Remainder of	Year Ending December 31,
	2013	2014	2015	2016	Total
	($ in thousands, except per unit data)
Natural Gas Swaps
Contract volumes (Mmbtu)	8,711,037	10,327,572	8,983,560	7,814,028	35,836,197
Weighted-average fixed price per Mmbtu	$4.01	$4.01	$4.01	$4.01	$4.01
Fair value, net	$(980)	$(2,214)	$(2,403)	$(2,457)	$(8,054)
Natural Gas Basis Swaps
Contract volumes (Mmbtu)	6,780,824	—	—	—	6,780,824
Weighted-average fixed price per Mmbtu	$(0.74)	$—	$—	$—	$(0.74)
Fair value, net	$(3,800)	$—	$—	$—	$(3,800)
Crude Oil Swaps
Contract volumes (Bbl)	66,114	79,548	71,568	65,568	282,798
Weighted-average fixed price per Bbl	$100.49	$96.28	$92.73	$90.33	$94.98
Fair value, net	$241	$265	$217	$182	$905
Total fair value, net	$(4,539)	$(1,949)	$(2,186)	$(2,275)	$(10,949)

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Equity Investment The Company owns an equity investment in Constellation Energy Partners LLC (“CEP”). At March 31, 2013, the investment included 484,505 Class A Member Interests and 5,918,894 Class B Member Interests, for a total 26.4% voting interest in CEP. Fair value for the Class B Member Interests, which are publicly traded, is based on market price and classified as a Level 1 measurement under the fair value hierarchy. Fair value for the Class A Member Interests, classified as a Level 2 measurement, is based on the market price of the publicly traded interests and a premium reflecting certain additional rights. At March 31, 2013, the fair values used for the Class A units and the Class B units were $2.52 and $1.72 per unit, respectively.

The Company classifies assets and liabilities within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement of each individual asset and liability taken as a whole. Measurement information for assets and liabilities that are measured at fair value on a recurring basis was as follows (in thousands):

				Total Net Fair
	Level 1	Level 2	Level 3	Value
At December 31, 2012
Equity investment	$6,984	$836	$—	$7,820
Derivative financial instruments—assets	—	2,386	—	2,386
Derivative financial instruments—liabilities	—	(7,087)	—	(7,087)

Total	$6,984	$(3,865)	$—	$3,119

At March 31, 2013
Equity investment	$10,181	$1,221	$—	$11,402
Derivative financial instruments—assets	—	910	—	910
Derivative financial instruments—liabilities	—	(11,859)	—	(11,859)

Total	$10,181	$(9,728)	$—	$453

The Company classifies assets and liabilities within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement of each individual asset and liability taken as a whole.

There were no movements between Levels 1 and 2 during the three months ended March 31, 2012 and 2013. The Company has not owned any Level 3 assets or liabilities since 2012.

Additional Fair Value Disclosures — The Company has 7,250 outstanding shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) (see Note 8 — Redeemable Preferred Stock and Warrants) at March 31, 2013. The fair value and the carrying value of the Series A Preferred Stock were $106.4 million and $73.2 million, respectively, at December 31, 2012, and $112.2 million and $75.7 million, respectively, at March 31, 2013. The fair value was determined by discounting the cash flows over the remaining life of the securities utilizing a LIBOR interest rate and a risk premium of approximately 7.1% and 6.1% at December 31, 2012, and March 31, 2013, respectively, which was based on companies with similar leverage ratios to PostRock. The Company has classified the valuation of these securities under Level 2 of the fair value hierarchy.

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s debt consists entirely of floating-rate facilities. The carrying amount of floating-rate debt approximates fair value because the interest rates paid on such debt are generally set for periods of nine months or shorter.

Note 5 — Equity Investment

The Company believes that its 26.4% voting interest in CEP at March 31, 2013, along with the right to appoint two directors to CEP’s Board provide it the ability to exercise significant influence over the operating and financial policies of CEP. Rather than accounting for the investment under the equity method, the Company elected the fair value option to account for its interest in CEP. The fair value option was chosen as the Company determined that the market price of CEP’s publicly traded interests provided a more accurate fair value measure of the Company’s investment in CEP. The Company has not elected the fair value option for any of its other assets and liabilities.

The following table presents the mark-to-market gains (losses) on our equity investment, which are recorded as a component of other income (expense) in the condensed consolidated statement of operations (in thousands):

	Three Months Ended March 31,
	2012	2013
Mark to market gains on equity investment	$4,169	$3,582

The following table presents summarized financial information of CEP (in thousands). The information was provided by CEP whose Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, will be filed on or around May 15, 2013.

	Three Months Ended March 31,
	2012	2013
Revenues	$23,760	$5,100
Gross profit (loss)(1)	7,407	(9,362)
Net income (loss)	5,885	(13,332)

(1)	Equals revenues less operating expenses

Note 6 — Asset Retirement Obligations

The following table reflects the changes to asset retirement obligations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2013
Asset retirement obligations at beginning of period (1)	$10,087	$10,868
Liabilities incurred	—	129
Liabilities settled	(48)	—
Accretion	180	193

Asset retirement obligations at end of period	$10,219	$11,190

(1)	Amounts in the table do not include the asset retirement obligations pertaining to KPC, which was divested by the Company during 2012.

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 7 — Long-Term Debt

The Company has a single credit facility comprised of a $200 million senior secured revolving facility (the “Borrowing Base Facility”) with a borrowing base of $90 million and the following outstanding balances (in thousands):

	December 31,	March 31,
	2012	2013
Borrowing Base Facility	$57,500	$66,000
Less current maturities	—	—

Total long-term debt	$57,500	$66,000

The terms of the Borrowing Base Facility are described within Note 10 of Item 8. Financial Statement and Supplementary Data in the 2012 10-K (referenced in the 2012 10-K as the “New Borrowing Base Facility”). With outstanding borrowings of $66.0 million, $24.0 million was available for additional borrowings at March 31, 2013.

The Company was in compliance with all of its financial covenants under the Borrowing Base Facility at March 31, 2013.

Note 8 — Redeemable Preferred Stock and Warrants

Prior to December 31, 2014, the Company may accrue dividends on its Series A Preferred Stock rather than paying them in cash. Whenever dividends are accrued on a quarterly dividend payment date, the liquidation preference of the Series A Preferred Stock is increased by the amount of the accrued dividends and additional warrants to purchase shares of PostRock common stock are issued. The Company records the increase in liquidation preference and the issuance of additional warrants by allocating their relative fair values to the amount of accrued dividends. The allocation results in an increase to the Company’s temporary equity related to the Series A Preferred Stock and an increase to additional paid in capital related to the additional warrants issued. The increase to additional paid in capital related to additional warrants issued for dividends paid in kind was $938,000 during the three months ended March 31, 2013.

The following table describes the changes in temporary equity, currently consisting of the Series A Preferred Stock (in thousands except share amounts), and in the outstanding warrants:

	Carrying Value of Series A Preferred Stock	Number of Outstanding Series A Preferred Shares	Liquidation Value of Series A Preferred Stock	Number of Outstanding Warrants	Weighted Average Exercise Price of Warrants
December 31, 2012	$73,152	7,250	$91,342	34,336,414	$2.66
Accrued dividends	1,802	—	2,740	1,565,560	1.75
Accretion	778	—	—	—	—

March 31, 2013	$75,732	7,250	$94,082	35,901,974	$2.62

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9 — Equity and Earnings per Share

Share-Based Payments — The Company recorded share based compensation expense of $442,000 and $719,000 for the three months ended March 31, 2012 and 2013, respectively. Total share-based compensation to be recognized on unvested stock awards and options at March 31, 2013, is $3.8 million over a weighted average period of 1.37 years. The following table summarizes option and restricted awards granted during 2013 and their associated valuation assumptions:

	Number of awards granted	Fair value per option or share	Exercise price	Risk free rate	Volatility
Options
First quarter 2013 employee awards (1)	490,229	$0.89	$1.83	1.0%	64.0%
Restricted Stock Awards
First quarter 2013 employee awards (2)	493,438	$1.83	n/a	n/a	n/a
First quarter 2013 director awards (3)	10,243	$1.47	n/a	n/a	n/a

(1)	Awards vest ratably over a three year period.
(2)	188,386 restricted shares vest in one year, 184,017 restricted shares vest in two years and 121,035 restricted shares vest in three years.
(3)	Awards vest immediately.

Income/(Loss) per Share — A reconciliation of the denominator (number of shares) used in the basic and diluted per share calculations for the periods indicated is as follows:

	Three Months Ended March 31,
	2012	2013
Denominator for basic earnings per share	11,206,112	22,763,461
Effect of potentially dilutive securities
Unvested share-based awards	49,270	—
Warrants	1,528,334	—
Stock options	2,023	—

Denominator for diluted earnings per share	12,785,739	22,763,461

Securities excluded from earnings per share calculation
Unvested share-based awards	14,998	149,988
Antidilutive stock options	1,070,620	2,455,663
Warrants	1,830,462	34,785,629

Common Stock Issuance —The Company has an effective $100 million universal shelf registration statement under which it has been selling common shares pursuant to an at-the-market issuance sales agreement with a sales agent. During the three months ended March 31, 2013, the Company sold 2,054,758 common shares for net proceeds of $3.2 million.

Note 10 — Commitments and Contingencies

Litigation — The Company is subject, from time to time, to certain legal proceedings and claims in the ordinary course of conducting its business. It records a liability related to its legal proceedings and claims when it has determined that it is probable that it will be obligated to pay and the related amount can be reasonably estimated. The Company currently believes that there are no pending legal proceedings in which it is currently involved which, if adversely determined, would have a material adverse effect on its financial position, results of operations or cash flows.

Contractual Commitments — The Company has numerous contractual commitments in the ordinary course of business including debt service requirements, operating leases and purchase obligations. During the three months ended March 31, 2013, the Company entered into new contractual commitments for software, information technology services, compressors and office space. It also entered into a sublease of unutilized office space at its corporate headquarters allowing the Company to reduce its future rent expense at that facility. As a result, the $1.5 million minimum amount of these contracts over a span of five years would be an increase to the amount included in the Company’s outstanding contractual commitments table at December 31, 2012.

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other than the contractual commitments discussed above and additional debt borrowings during the three months ended March 31, 2013, there were no material changes to the Company’s contractual commitments since December 31, 2012.

Note 11 — Discontinued Operations

In September 2012, the Company consummated the sale of KPC to MV Pipelines, LLC (“MV”) for $53.5 million in cash, $53.4 million after a working capital adjustment. Of this amount, $500,000 was deposited into an escrow account pending acceptable cleanup of a site previously owned by KPC. The cleanup was completed and escrow was released to the Company in January 2013. The operating results of KPC prior to its sale are classified as discontinued operations and are presented separately in the condensed consolidated statement of operations.

The following table discloses the results of discontinued operations related to KPC (in thousands):

Three Months Ended March 31, 2012
Interstate pipeline revenue	$3,428
Pipeline expense	(882)
Depreciation and amortization	(851)
Gain on disposal of assets	5
General and administrative expenses	(316)
Interest expense	(45)

Income from discontinued operations before income taxes	1,339
Income taxes	—

Total income from discontinued operations	$1,339

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an independent oil and gas company engaged in the acquisition, exploration, development, production and gathering of crude oil and natural gas. Our primary production activity is focused in the Cherokee Basin, a 15-county region in southeastern Kansas and northeastern Oklahoma. We also have oil producing properties in Oklahoma and minor oil and gas producing properties in the Appalachian Basin. We previously owned an interstate natural gas pipeline which was sold in September 2012, and we report its results as a discontinued operation in our financial statements. Unless the context requires otherwise, references to “PostRock,” the “Company,” “we,” “us” and “our” refer to PostRock Energy Corporation and its consolidated subsidiaries.

The following discussion should be read together with the unaudited condensed consolidated financial statements and related notes included elsewhere herein and with our annual report on Form 10-K for the year ended December 31, 2012.

2013 Drilling Program and Production Update

During the first quarter of 2013, we drilled 55 new oil wells and recompleted 40 wells in the Cherokee Basin and recompleted two wells in Central Oklahoma. Capital spending during the three months ended March 31, 2013, included $8.9 million on oil directed drilling and recompletions, $791,000 on maintenance related projects, including truck replacement and compressor optimization projects, and $378,000 to extend leases in the Cherokee Basin and to acquire new acreage in Central Oklahoma. Oil production continues to increase from our oil directed development program. Net oil sales during the current quarter averaged 363 barrels a day, a 77% increase from the prior year quarter. In early May 2013, our estimated net oil production exceeded 500 barrels per day. For the remainder of 2013 we plan to drill an additional 150 oil wells and recomplete an additional 20 wells in the Cherokee Basin. We also plan to recomplete seven wells and drill five wells, including two horizontals, in Central Oklahoma. Our capital spending for the remainder of 2013 is subject to available capital as discussed below in “Sources of Liquidity in 2013 and Capital Requirements.”

Gas prices climbed throughout the first quarter to approximately $4.00 per Mmbtu at quarter end. Subsequently, they have continued to climb past $4.00 per Mmbtu. Despite current gas prices, we continue to maintain our curtailment of all capital expenditures related to natural gas development and will continue to focus on transitioning to a more balanced production profile. This is a significant contributing factor to our 14% decline in gas and 76% increase in oil sales volumes when comparing the three month periods ended March 31, 2012 and 2013.

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2013

The following table presents financial and operating data for the periods indicated as follows:

	Three Months Ended March 31,		Increase/
	2012	2013	(Decrease)
	($ in thousands except per unit data)
Natural gas sales	$11,774	$12,442	$668	5.7%
Crude oil sales	$1,848	$2,957	$1,109	60.0%
Gathering revenue	$699	$654	$(45)	(6.4)%
Production expense	$11,501	$9,775	$(1,726)	(15.0)%
Depreciation, depletion and amortization	$6,162	$6,428	$266	4.3%
Gain (loss) on disposal of assets	$104	$(31)	$(135)	*
Sales Data
Oil sales (Bbls)	18,624	32,679	14,055	75.5%
Natural gas sales (Mmcf)	4,318	3,720	(598)	(13.8)%
Total sales (Mmcfe)	4,429	3,917	(512)	(11.6)%
Average daily sales (Mmcfe/d)	48.7	43.5	(5.2)	(10.6)%
Average Sales Price per Unit
Natural Gas (Mcf)	$2.73	$3.34	$0.61	22.3%
Oil(Bbl)	$99.25	$90.49	$(8.76)	(8.8)%
Natural Gas Equivalent (Mcfe)	$3.08	$3.93	$0.85	27.6%
Average Unit Costs per Mcfe
Production expense	$2.60	$2.50	$(0.10)	(3.8)%
Depreciation, depletion and amortization	$1.39	$1.64	$0.25	18.0%

*	Not meaningful

Natural gas sales increased $668,000, or 5.7%, from $11.8 million during the three months ended March 31, 2012, to $12.4 million during the three months ended March 31, 2013. Higher natural gas prices resulted in increased revenues of $2.3 million while lower gas volumes partially offset that increase by $1.6 million. The decline in gas volumes was the result of a continued suspension of gas development as gas prices remain uneconomic during the first quarter as well as the natural decline of our existing wells. Our average realized natural gas price increased from $2.73 per Mcf for the three months ended March 31, 2012, to $3.34 per Mcf for the three months ended March 31, 2013.

Oil revenue increased $1.1 million, or 60.0%, from $1.9 million during the three months ended March 31, 2012, to $3.0 million during the three months ended March 31, 2013. Higher oil volumes resulted in increased revenues of $1.4 million while lower oil prices partially offset that increase by $286,000. Our average realized oil price decreased from $99.25 per barrel for the three months ended March 31, 2012, to $90.49 per barrel for the three months ended March 31, 2013.

Gathering revenue decreased $45,000, or 6.4%, from $699,000 for the three months ended March 31, 2012, to $654,000 for the three months ended March 31, 2013. The decrease is primarily due to lower gas volumes being transported as a result of our 14.1% natural gas production decline in the Cherokee Basin and 24.2% decline in third-party volumes transported. The decrease was partially offset by higher realized prices.

Production expense consists of lease operating expenses, severance and ad valorem taxes (“production taxes”) and gathering expense. Production expense decreased $1.7 million, or 15.0%, from $11.5 million for the three months ended March 31, 2012, to $9.8 million for the three months ended March 31, 2013. The variance is driven by lower maintenance, electricity and labor costs of $1.0 million, one-time field restructuring costs of $368,000 recognized in the prior-year period, and higher capitalized lease operating expenses of $162,000 as development activities increased. Production expense was $2.60 per Mcfe for the three months ended March 31, 2012, as compared to $2.50 per Mcfe for the three months ended March 31, 2013. Excluding the one-time field restructuring costs, production expense for the three months ended March 31, 2012, was $2.51 per Mcfe.

Depreciation, depletion and amortization increased $266,000, or 4.3%, from $6.2 million during the three months ended March 31, 2012, to $6.4 million during the three months ended March 31, 2013. On a per unit basis, we had an increase of $0.25 per Mcfe from $1.39 per Mcfe during the three months ended March 31, 2012, to $1.64 per Mcfe during the three months ended March 31, 2013. The increase was primarily a result of an increase in the deprecation rate which was partially offset by lower volumes.

General and administrative expenses decreased $717,000, or 16.8%, from $4.3 million during the three months ended March 31, 2012, to $3.5 million during the three months ended March 31, 2013. The decrease was primarily due to lower compensation costs of $482,000 coupled with lower legal and professional fees of $231,000. Compensation costs were lower, in part, due to cost savings resulting from the restructuring of our Oklahoma City office in 2012.

Other income (expense) consists primarily of realized and unrealized gains or losses from derivative instruments, gain or loss from equity investment and net interest expense. We recorded a realized gain on our derivative contracts of $12.1 million for the three months ended March 31, 2012, compared to a realized loss of $873,000 for the three months ended March 31, 2013. The current quarter loss was due to realized losses on our Southern Star Basis swaps, and was partially offset by realized gains on our NYMEX oil swaps. In the fourth quarter of 2012, we monetized all of our NYMEX gas swaps scheduled for 2013, which prior to being monetized would have significantly offset the losses realized on the Southern Star Basis swaps. Our natural gas swaps that settled during 2012, including the 2013 swaps that we early-settled during the fourth quarter of 2012, were priced at an average of slightly above $7.00 per Mmbtu. Our 2013 contracts are now priced at an average of approximately $4.00 per Mmbtu. As a result of lower contract prices as well as the expected improvement in natural gas spot prices in 2013, we expect realized gains on our natural gas commodity derivatives to be lower during the remainder of 2013 compared to 2012. We recorded unrealized losses from derivative instruments of $60,000 and $6.2 million on our derivative contracts for the three months ended March 31, 2012 and 2013, respectively. We recorded mark-to-market gains on our equity investment in Constellation Energy Partners LLC (“CEP”) of $4.2 million and $3.6 million for the three months ended March 31, 2012 and 2013, respectively. These gains are the result of improvements in the market price of CEP’s traded units relative to the prior period. Interest expense, net, was $2.7 million during the three months ended March 31, 2012, and $641,000 during the three months ended March 31, 2013. Interest was lower as a result of reduced debt.

Liquidity and Capital Resources

Cash flows from operating activities have historically been driven by the quantities of our production and the prices received from the sale of this production. Prices of oil and gas have historically been very volatile and can significantly impact the cash received from the sale of our production. Use of derivative financial instruments help mitigate this price volatility. Proceeds from derivative settlements are included in cash flows from operations. Cash expenses also impact our operating cash flow and consist primarily of production expenses, interest on our indebtedness and general and administrative expenses.

Our primary sources of liquidity for the three months ended March 31, 2013, were proceeds from issuing common stock and borrowings under our borrowing base credit facility. At March 31, 2013, our debt increased by $8.5 million from December 31, 2012. The increase was primarily due to a $4.5 million royalty settlement payment and $1.1 million in property tax payments, both which were made in December 2012 and funded in early 2013. The remaining increase funded our current capital expenditures and working capital needs.

Cash Flows from Operating Activities

Cash flows provided by operating activities was $10.4 million for the three months ended March 31, 2012, compared to cash used of $2.8 million for the three months ended March 31, 2013. The decrease in cash was primarily a result of a decrease in realized gains from commodity derivatives where $12.1 million in realized gains were generated in the prior year quarter compared to $873,000 in realized losses in the current quarter. In addition, a significant portion of cash was utilized in the current quarter to fund the royalty settlement and property tax payments discussed above.

Cash Flows from Investing Activities

Cash flows used in investing activities were $4.3 million for the three months ended March 31, 2012, compared to cash used of $9.2 million for the three months ended March 31, 2013. The increased outflow was primarily due to higher capital expenditures which increased from $4.5 million during the three months ended March 31, 2012, to $9.2 million during the three months ended March 31, 2013. Capital expenditures in the prior year quarter were lower compared to the current quarter as result of the steep decline in natural gas prices in early 2012 which prompted us to curtail gas related projects early in the year and begin identifying viable oil development projects. Capital expenditures in the current quarter reflect our oil development activities in the Cherokee Basin. The following table sets forth our capital expenditures, including costs we have incurred but not paid, by major categories for the three months ended March 31, 2013 (in thousands):

Three Months Ended March 31, 2013
Capital expenditures
Leasehold acquisition	$378
Development	8,921
Other items	791

Total capital expenditures	$10,090

Cash Flows from Financing Activities

Cash flows used in financing activities were $6.5 million for the three months ended March 31, 2012, as compared to cash received of $11.6 million for the three months ended March 31, 2013. Debt repayments were $14.0 million for the three months ended March 31, 2012, compared to borrowings of $8.5 million for the three months ended March 31, 2013. During the three months ended March 31, 2012, we issued $7.5 million of common stock to White Deer while $3.3 million of common stock was issued during the three months ended March 31, 2013, under our at-the-market sales agreement, as discussed below.

Sources of Liquidity in 2013 and Capital Requirements

We rely on our cash flows from operating activities as a source of internally generated liquidity. Our long-term ability to generate liquidity internally depends, in part, on our ability to hedge future production at attractive prices as well as our ability to control operating expenses. This has become especially critical in light of depressed natural gas prices in 2012 which have since begun a modest rebound in 2013. To a lesser extent, we have in the past relied on the sale of our non-core assets to generate liquidity. During 2010 and 2011, we sold non-core assets in the Appalachian Basin generating proceeds of $44.6 million. In September 2012, we sold our interstate pipeline for $53.5 million, $53.4 net after a working capital adjustment. From time to time, we may also issue equity as an external source of liquidity. During 2012, we generated proceeds of $32.5 million from issuing equity to White Deer. The proceeds from the sale of our non-core assets and from equity issuances have generally been utilized to repay outstanding debt and for working capital purposes.

At March 31, 2013, we had a $200 million secured borrowing base revolving credit facility with a borrowing base of $90 million (the “Borrowing Base Facility”). We rely on this facility as an external source of long and short-term liquidity. With borrowings of $66.0 million at March 31, 2013, we had $24.0 million available under the facility on that date. The terms of this facility are described within Note 10 of Item 8. Financial Statement and Supplementary Data in our Annual Report on Form 10-K for the year ended December 31, 2012 (referenced in the document as the “New Borrowing Base Facility”).

The borrowing base under our Borrowing Base Facility was redetermined on May 8, 2013, based on reserves at December 31, 2012, to be $95 million, an increase of $5 million. The borrowing base is determined based on the value of our oil and natural gas reserves at our lenders’ forward price forecasts, which are generally derived from futures prices. At May 8, 2013, with borrowings of $73 million, we had $22 million available under the facility. With the current availability under our Borrowing Base Facility and expected cash flows from operations, we believe that we have sufficient liquidity to fund our capital expenditures and financial obligations for the remainder of 2013.

We have an effective universal shelf registration statement on Form S-3. Pursuant to the registration statement, we have implemented an at-the-market program under which shares of our common stock are sold. Through May 1, 2013, we sold under the program 2,578,962 shares of common stock for $3.9 million, net of $114,000 in agent commissions during the year.

Dilution

At March 31, 2013, including 9,834,620 shares of our common stock held by White Deer, we had 23,732,480 shares of common stock issued and outstanding. In addition, we had 36,351,189 outstanding warrants to purchase our common stock of which 35,901,974 are owned by White Deer at an average exercise price of $2.62 and 449,215 are owned by Constellation Energy Group Inc. at an average exercise price of $7.32. We also had 149,988 restricted stock units and 2,455,663 options outstanding granted under our long-term incentive plan. Consequently, if these securities were included as outstanding, our outstanding shares would have been 62,689,320 of which the warrants and common stock owned by White Deer would represent approximately 73%. By exercising their warrants, White Deer can benefit from their respective percentage of all of our profits and growth. In addition, if White Deer begins to sell significant amounts of our common stock, or if public markets perceive that they may sell significant amounts of our common stock, the market price of our common stock may be significantly impacted.

Contractual Obligations

We have numerous contractual commitments in the ordinary course of business including debt service requirements, operating leases and purchase obligations. During the three months ended March 31, 2013, we entered into new contractual commitments for software, information technology services, compressors and office space. We also entered into a sublease of unutilized office space at our corporate headquarters allowing us to reduce future rent expense for that facility. As a result, the $1.5 million minimum amount of these contracts over a span of five years would be an increase to the amount included in our outstanding contractual commitments table at December 31, 2012.

Other than the contractual commitments discussed above and additional debt borrowings during the three months ended March 31, 2013, there were no material changes to the our contractual commitments since December 31, 2012.

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

You should consider carefully the statements under Item 1A. Risk Factors included in our annual report on Form 10-K for the year ended December 31, 2012, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements. Our annual report on Form 10-K for the year ended December 31, 2012, is available on our website at www.pstr.com.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following table summarizes the estimated volumes, fixed prices and fair value attributable to our oil and gas derivative contracts at March 31, 2013.

	Remainder of	Year Ending December 31,
	2013	2014	2015	2016	Total
	($ in thousands, except per unit data)
Natural Gas Swaps
Contract volumes (Mmbtu)	8,711,037	10,327,572	8,983,560	7,814,028	35,836,197
Weighted-average fixed price per Mmbtu	$4.01	$4.01	$4.01	$4.01	$4.01
Fair value, net	$(980)	$(2,214)	$(2,403)	$(2,457)	$(8,054)
Natural Gas Basis Swaps
Contract volumes (Mmbtu)	6,780,824	—	—	—	6,780,824
Weighted-average fixed price per Mmbtu	$(0.74)	$—	$—	$—	$(0.74)
Fair value, net	$(3,800)	$—	$—	$—	$(3,800)
Crude Oil Swaps
Contract volumes (Bbl)	66,114	79,548	71,568	65,568	282,798
Weighted-average fixed price per Bbl	$100.49	$96.28	$92.73	$90.33	$94.98
Fair value, net	$241	$265	$217	$182	$905
Total fair value, net	$(4,539)	$(1,949)	$(2,186)	$(2,275)	$(10,949)

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

In connection with the preparation of this quarterly report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There were no changes in internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS.

For additional information about our risk factors, see Item 1A. “Risk Factors” in our 2012 10-K.

ITEM 6. EXHIBITS

10.1†*	PostRock Energy Corporation Executive Nonqualified Excess Plan Adoption Agreement.

10.2†*	PostRock Energy Corporation Executive Nonqualified Excess Plan.

31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	Furnished not filed.
†	Management contracts and compensatory plans and arrangements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 9th day of May 2013.

PostRock Energy Corporation

By:	/s/ Terry W. Carter
Terry W. Carter
Chief Executive Officer and President

By:	/s/ David J. Klvac
David J. Klvac
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer