Form 10-Q
period 2013-06-30
PostRock Energy Corp
filed 2013-08-14
CIK 1473061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Form 10-Q

______________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

Commission file number: 001-34635

______________________

POSTROCK ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

______________________

Delaware	27-0981065
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

210 Park Avenue, Oklahoma City, OK 73102

(Address of principal executive offices) (Zip Code)

(405) 600-7704

(Registrant’s telephone number, including area code)

______________________

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

At August 12, 2013, there were 24,518,887 outstanding shares of the registrant’s common stock having an aggregate market value of $39.7 million based on a closing price of $1.62 per share.

POSTROCK ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

POSTROCK ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	June 30,
	2012	2013
		(Unaudited)
ASSETS
Current assets
Cash and equivalents	$525	$268
Restricted cash	1,500	—
Accounts receivable—trade, net	7,207	7,952
Other receivables	180	203
Inventory	990	855
Other	2,100	1,016
Derivative financial instruments	1,771	3,326
Total	14,273	13,620
Oil and natural gas properties, full cost method of accounting, net	107,531	123,145
Other property and equipment, net	14,244	14,118
Equity investment	7,820	12,265
Derivative financial instruments	615	1,292
Other, net	2,180	2,115
Total assets	$146,663	$166,555
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$9,373	$5,822
Revenue payable	4,447	4,662
Accrued expenses and other	4,928	4,223
Derivative financial instruments	4,449	2,325
Total	23,197	17,032
Derivative financial instruments	2,638	3,113
Long term debt	57,500	77,500
Asset retirement obligations	10,868	11,491
Other	316	164
Total liabilities	94,519	109,300
Commitments and contingencies
Series A Cumulative Redeemable Preferred Stock, $0.01 par value; issued and outstanding—7,250 shares	73,152	78,451
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 authorized shares; 265,095 and 294,260 shares of Series B Voting Preferred Stock issued and outstanding, respectively	3	3
Common stock, $0.01 par value; 100,000,000 authorized shares; issued—21,309,159 and 24,822,965; outstanding—21,309,159 and 24,562,583, respectively	213	248
Additional paid-in capital	396,732	397,906
Treasury stock, at cost	—	(383)
Accumulated deficit	(417,956)	(418,970)
Total stockholders’ deficit	(21,008)	(21,196)
Total liabilities and stockholders’ deficit	$146,663	$166,555

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Revenues
Natural gas sales	$8,476	$14,434	$20,250	$26,876
Crude oil sales	2,174	4,444	4,022	7,401
Gathering	474	716	1,173	1,370
Total	11,124	19,594	25,445	35,647
Costs and expenses
Production expense	10,699	10,702	22,200	20,477
General and administrative	3,571	4,259	7,834	7,805
Depreciation, depletion and amortization	6,940	6,693	13,102	13,121
(Gain) loss on disposal of assets	266	(41)	162	(10)
Total	21,476	21,613	43,298	41,393
Operating loss	(10,352)	(2,019)	(17,853)	(5,746)
Other income (expense)
Realized gains (losses) from derivative financial instruments	18,618	(1,330)	30,703	(2,203)
Unrealized gains (losses) from derivative financial instruments	(18,777)	10,128	(18,837)	3,880
Gain (loss) from equity investment	(6,636)	863	(2,467)	4,445
Gain on forgiveness of debt	255	—	255	—
Other income	7	7	18	20
Interest expense, net	(2,524)	(769)	(5,220)	(1,410)
Total	(9,057)	8,899	4,452	4,732
Income (loss) from continuing operations before income taxes	(19,409)	6,880	(13,401)	(1,014)
Income taxes	—	—	—	—
Income (loss) from continuing operations	(19,409)	6,880	(13,401)	(1,014)
Income from discontinued operations	901	—	2,240	—
Net income (loss)	(18,508)	6,880	(11,161)	(1,014)
Preferred stock dividends	(2,155)	(2,823)	(4,248)	(5,563)
Accretion of redeemable preferred stock	(501)	(826)	(972)	(1,604)
Net income (loss) available to common stockholders	$(21,164)	$3,231	$(16,381)	$(8,181)
Net income (loss) per share common share
Basic income (loss) per share—continuing operations	$(1.78)	$0.13	$(1.58)	$(0.35)
Basic income (loss) per share—discontinued operations	$0.07	$—	$0.19	$—
Basic income (loss) per share	$(1.71)	$0.13	$(1.39)	$(0.35)
Diluted income (loss) per share—continuing operations	$(1.78)	$0.13	$(1.58)	$(0.35)
Diluted income (loss) per share—discontinued operations	$0.07	$—	$0.19	$—
Diluted income (loss) per share	$(1.71)	$0.13	$(1.39)	$(0.35)
Weighted average common shares outstanding
Basic	12,403	24,395	11,805	23,584
Diluted	12,403	24,509	11,805	23,584

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2012	2013
Cash flows from operating activities
Net loss	$(11,161)	$(1,014)
Adjustments to reconcile net loss to net cash from operations
Depreciation, depletion and amortization	14,794	13,121
Share-based and other compensation	1,138	2,141
Amortization of deferred loan costs	797	215
Change in fair value of derivative financial instruments	19,314	(3,880)
Loss (gain) on disposal of assets	162	(10)
Gain on forgiveness of debt	(255)	—
Loss (gain) from equity investment	2,467	(4,445)
Other non-cash changes to items affecting net loss	207	—
Changes in operating assets and liabilities
Receivables	4,039	(768)
Payables	(6,591)	(4,507)
Other	1,757	396
Net cash flows from operating activities	26,668	1,249
Cash flows from investing activities
Restricted cash	—	1,500
Expenditures for equipment, development, leasehold and pipeline	(8,998)	(26,821)
Proceeds from sale of assets	293	194
Net cash flows used in investing activities	(8,705)	(25,127)
Cash flows from financing activities
Proceeds from debt	—	20,000
Repayments of debt	(25,645)	—
Debt and equity financing costs	(76)	(454)
Proceeds from issuance of common stock	7,514	4,075
Net cash flows from (used in) financing activities	(18,207)	23,621
Net decrease in cash and cash equivalents	(244)	(257)
Cash and equivalents beginning of period	349	525
Cash and equivalents end of period	$105	$268

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Amounts subsequent to December 31, 2012 are unaudited)

(in thousands, except share data)

		Preferred	Common	Common	Additional	Shares of			Total
	Preferred	Stock	Shares	Stock	Paid-in	Treasury	Treasury	Accumulated	(Deficit)
	Shares	Par Value	Issued	Par Value	Capital	Stock	Stock	Deficit	Equity
Balance, December 31, 2012	265,095	$3	21,301,159	$213	$396,732	—	$—	$(417,956)	$(21,008)
Stock-based compensation	—	—	—	—	1,497	—	—	—	1,497
Restricted stock grants, net of forfeitures	—	—	426,018	4	(4)	—	—	—	—
Funding of 401K and deferred compensation plans	—	—	376,873	4	894	260,382	(383)	—	515
Issuance of Series B preferred stock	29,165	—	—	—	—	—	—	—	—
Issuance of warrants	—	—	—	—	1,868	—	—	—	1,868
Issuance of common stock, net	—	—	2,718,915	27	4,086	—	—	—	4,113
Preferred stock dividends	—	—	—	—	(5,563)	—	—	—	(5,563)
Preferred stock accretion	—	—	—	—	(1,604)	—	—	—	(1,604)
Net loss	—	—	—	—	—	—	—	(1,014)	(1,014)
Balance, June 30, 2013	294,260	$3	24,822,965	$248	$397,906	260,382	$(383)	$(418,970)	$(21,196)

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

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2 — Other Balance Sheet Items

The following describes the components of the following condensed consolidated balance sheet items (in thousands):

	December 31,	June 30,
	2012	2013
Other current assets
Prepaid fees and deposits	$1,036	$1,016
Escrowed funds from Appalachian Basin sale (1)	564	—
Escrowed funds from KPC sale (2)	500	—
Total	$2,100	$1,016
Other noncurrent assets, net
Deferred financing costs	$1,668	$1,627
Noncurrent deposits and other	512	488
Total	$2,180	$2,115
Accrued expenses and other
Interest	$56	$48
Employee-related costs and benefits	1,790	1,608
Non-income related taxes	88	1,539
Escrowed funds due to third parties (3)	400	—
KPC site cleanup costs (4)	313	—
Fees for services	1,327	278
Other	954	750
Total	$4,928	$4,223
Other noncurrent liabilities
Lease termination costs	$255	$164
Other	61	—
Total	$316	$164

____________

(1) Escrowed funds related to the proceeds from the Appalachian Basin sale. The escrowed funds were restricted to cover indemnities and title defects related to the sale. The remaining balance at December 31, 2012 of $564,000 was released to the purchaser in January 2013.

(2) Escrowed funds related to the proceeds from the KPC sale and were released to the Company in January 2013 upon acceptable cleanup of a site previously owned by KPC.

(3) The balance at December 31, 2012, represented escrowed funds from the Appalachian Basin sale that were released to the purchaser in January 2013.

(4) Represent accrued costs for cleanup of a site previously owned by KPC, as discussed above.

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

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company monitors the creditworthiness of its counterparties; however, it is not able to predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, it may be limited in its ability to mitigate an increase in counterparty credit risk. Possible actions would be to transfer its position to another counterparty or request a voluntary termination of the derivative contracts resulting in a cash settlement. Should one of these counterparties not perform, the Company may not realize the benefit of some of its derivative instruments under lower commodity prices as well as incur a loss. The Company includes a measure of counterparty credit risk in its estimates of the fair values of derivative instruments in an asset position. At June 30, 2013, the Company was a net obligor with respect to outstanding derivative contracts with one of its counterparties and therefore utilized its own credit risk in estimating the fair value of those derivatives.

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

		December 31,	June 30,
Derivative Financial Instruments	Balance Sheet location	2012	2013
Commodity contracts	Current derivative financial instrument asset	$1,771	$3,326
Commodity contracts	Long-term derivative financial instrument asset	615	1,292
Commodity contracts	Current derivative financial instrument liability	(4,449)	(2,325)
Commodity contracts	Long-term derivative financial instrument liability	(2,638)	(3,113)
		$(4,701)	$(820)

Gains and losses associated with derivative financial instruments related to oil and gas production were as follows for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Realized gains (losses)	$18,618	$(1,330)	$30,703	$(2,203)
Unrealized gains (losses)	(18,777)	10,128	(18,837)	3,880
Total gain (loss) from derivative financial instruments	$(159)	$8,798	$11,866	$1,677

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities requiring entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on the financial position of an entity. The disclosure affects all entities with financial instruments and derivatives that are either offset on the balance sheet or subject to a master netting arrangement, irrespective of whether they are offset on the balance sheet. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The guidance is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. Other than the additional disclosure requirements, the Company’s adoption of this guidance did not have an impact on its financial statements.

The Company enters into an International Swap Dealers Association Master Agreement (ISDA) with each of its two counterparties for which it holds derivative contracts. The ISDA is a standard contract that governs all derivative contracts entered into between the Company and the respective counterparty. The ISDA allows for offsetting of amounts payable or receivable between the Company and the counterparty, at the election of both parties, for transactions that occur on the same date and in the same currency. The Company has multiple oil swap contracts that could be offset under these provisions but has elected not to offset the fair values of its derivative assets against the fair value of its derivative liabilities on its condensed consolidated balance sheets. The ISDA also includes a master netting arrangement in the event of early termination or default.

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table discloses and reconciles the gross amounts as presented in the condensed consolidated balance sheets to the net amounts allowed under a master netting arrangement (in thousands). Amounts not offset on the condensed consolidated balance sheets represent positions that do not meet all the conditions for "a right of offset" or positions for which the Company has elected not to offset.

	December 31,	June 30,
	2012	2013
Derivative Assets
Gross amounts of recognized assets	$2,386	$4,618
Gross amounts offset in the balance sheet	—	—
Net amounts of assets presented in the balance sheet	2,386	4,618
Gross amounts not offset in the balance sheet	(2,386)	(2,640)
Net amount	$—	$1,978

Derivative Liabilities
Gross amounts of recognized liabilities	$7,087	$5,438
Gross amounts offset in the balance sheet	—	—
Net amounts of liabilities presented in the balance sheet	7,087	5,438
Gross amounts not offset in the balance sheet	(2,386)	(2,640)
Net amount	$4,701	$2,798

The following table summarizes the estimated volumes, fixed prices and fair values attributable to all of the Company’s oil and gas derivative contracts at June 30, 2013.

	Remainder of	Year Ending December 31,
	2013	2014	2015	2016	Total
	($ in thousands, except per unit data)
Natural Gas Swaps
Contract volumes (Mmbtu)	5,807,358	10,327,572	8,983,560	7,814,028	32,932,518
Weighted-average fixed price per Mmbtu	$4.01	$4.01	$4.01	$4.01	$4.01
Fair value, net	$2,103	$1,016	$(1,108)	$(2,233)	$(222)
Natural Gas Basis Swaps
Contract volumes (Mmbtu)	4,536,988	—	—	—	4,536,988
Weighted-average fixed price per Mmbtu	$(0.75)	$—	$—	$—	$(0.75)
Fair value, net	$(2,325)	$—	$—	$—	$(2,325)
Crude Oil Swaps
Contract volumes (Bbl)	57,708	116,076	71,568	65,568	310,920
Weighted-average fixed price per Bbl	$99.76	$95.19	$92.73	$90.33	$94.44
Fair value, net	$265	$583	$465	$414	$1,727
Total fair value, net	$43	$1,599	$(643)	$(1,819)	$(820)

Note 4 — Fair Value Measurements

Certain assets and liabilities are measured at fair value on a recurring basis in the Company’s condensed consolidated balance sheets. The following methods and assumptions were used to estimate the fair values:

Cash and Equivalents, Accounts Receivable and Accounts Payable  — The carrying amounts approximate fair value due to the short-term nature or maturity of the instruments.

Commodity Derivative Instruments — The Company’s oil and gas derivative instruments may consist of variable to fixed price

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

swaps, collars and basis swaps. When possible, the Company estimates the fair values of these instruments based on published forward commodity price curves as of the date of the estimate. The discount rate used in the discounted cash flow projections is based on published LIBOR rates adjusted for counterparty credit risk. Counterparty credit risk is incorporated into derivative assets while the Company’s own credit risk is incorporated into derivative liabilities. Both are based on the current published credit default swap rates.

Equity Investment  — The Company owns an equity investment in Constellation Energy Partners LLC (“CEP”). At June 30, 2013, the investment included 484,097 Class A Member Interests and 5,918,894 Class B Member Interests, for a total 26.5 % voting interest in CEP. Fair value for the Class B Member Interests, which are publicly traded, is based on market price and classified as a Level 1 measurement under the fair value hierarchy. Fair value for the Class A Member Interests, classified as a Level 2 measurement, is based on the market price of the publicly traded interests and a premium reflecting certain additional rights. At June 30, 2013, the fair values used for the Class A units and the Class B units were $2.35 and $1.88 per unit, respectively.

The Company classifies assets and liabilities within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement of each individual asset and liability taken as a whole. Measurement information for assets and liabilities that are measured at fair value on a recurring basis was as follows (in thousands):

				Total Net Fair
	Level 1	Level 2	Level 3	Value
At December 31, 2012
Equity investment	$6,984	$836	$—	$7,820
Derivative financial instruments—assets	—	2,386	—	2,386
Derivative financial instruments—liabilities	—	(7,087)	—	(7,087)
Total	$6,984	$(3,865)	$—	$3,119
At June 30, 2013
Equity investment	$11,127	$1,138	$—	$12,265
Derivative financial instruments—assets	—	4,618	—	4,618
Derivative financial instruments—liabilities	—	(5,438)	—	(5,438)
Total	$11,127	$318	$—	$11,445

The Company classifies assets and liabilities within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement of each individual asset and liability taken as a whole.

There were no movements between Levels 1 and 2 during the six months ended June 30, 2013. The Company has not owned any Level 3 assets or liabilities since 2012.

Additional Fair Value Disclosures — The Company has 7,250 outstanding shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) (see Note 8 — Redeemable Preferred Stock and Warrants) at June  30, 2013. The fair value and the carrying value of the Series A Preferred Stock were $106.4 million and $73.2 million, respectively, at December 31, 2012, and $114.3 million and $78.5 million, respectively, at June  30, 2013. The fair value was determined by discounting the cash flows over the remaining life of the securities utilizing a LIBOR interest rate and a risk premium of approximately 7.1% and 5.9 % at December 31, 2012, and June  30, 2013, respectively, which was based on companies with similar leverage ratios to PostRock. The Company has classified the valuation of these securities under Level 2 of the fair value hierarchy.

The Company’s debt consists entirely of floating-rate facilities. The carrying amount of floating-rate debt approximates fair value because the interest rates paid on such debt are generally set for periods of six months or shorter.

Note 5 — Equity Investment

The Company believes that its 26.5 % voting interest in CEP at June  30, 2013, along with the right to appoint two directors to CEP’s Board provide it the ability to exercise significant influence over the operating and financial policies of CEP. Rather than accounting for the investment under the equity method, the Company elected the fair value option to account for its interest in CEP. The fair value option was chosen as the Company determined that the market price of CEP’s publicly traded interests provided a more accurate fair

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

value measure of the Company’s investment in CEP. The Company has not elected the fair value option for any of its other assets and liabilities.

The following table presents the mark-to-market gains (losses) on our equity investment, which are recorded as a component of other income (expense) in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
Mark to market gains (losses) on equity investment	$(6,636)	$863	$(2,467)	$4,445

The following table presents summarized financial information of CEP for the three months ended March 31, 2012 and 2013 (in thousands). The information was obtained from CEP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, which is publicly available. Information for the current quarter is not available at this time but will be available on CEP’s Quarterly Report on Form 10-Q for the quarter ended June  30, 2013, which will be filed on or around August 14, 2013.

	Three Months Ended
	March 31,
	2012	2013
Revenues	$23,760	$5,100
Gross profit (loss)(1)	7,407	(9,362)
Net income (loss)	5,885	(13,332)

____________

(1) Equals revenues less operating expenses

Note 6 — Asset Retirement Obligations

The following table reflects the changes to asset retirement obligations for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2012	2013
Asset retirement obligations at beginning of period (1)	$10,087	$10,868
Liabilities incurred	74	237
Liabilities settled	(98)	(1)
Accretion	360	387
Asset retirement obligations at end of period	$10,423	$11,491

____________

(1) Amounts in the table do not include the asset retirement obligations pertaining to KPC, which was divested by the Company during 2012.

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 7 — Long-Term Debt

The Company has a single credit facility comprised of a $200 million senior secured revolving facility (the “Borrowing Base Facility”) with the following outstanding balances (in thousands):

	December 31,	June 30,
	2012	2013
Borrowing Base Facility	$57,500	$77,500
Less current maturities	—	—
Total long-term debt	$57,500	$77,500

The borrowing base under the Borrowing Base Facility was redetermined on May 8, 2013, based on reserves at December 31, 2012, to be $95 million, an increase of $5 million. With outstanding borrowings of $77.5 million and letters of credit $1.3 million, $16.2 million was available for additional borrowings at June  30, 2013. The terms of the Borrowing Base Facility are described within Note 10 of Item 8. Financial Statement and Supplementary Data in the 2012 10-K (referenced in the 2012 10-K as the “New Borrowing Base Facility”).

The Company was in compliance with all of its financial covenants under the Borrowing Base Facility at June  30, 2013.

Note 8 — Redeemable Preferred Stock and Warrants

Prior to December 31, 2014, the Company may accrue dividends on its Series A Preferred Stock rather than paying them in cash. Whenever dividends are accrued on a quarterly dividend payment date, the liquidation preference of the Series A Preferred Stock is increased by the amount of the accrued dividends and additional warrants to purchase shares of PostRock common stock are issued. The Company records the increase in liquidation preference and the issuance of additional warrants by allocating their relative fair values to the amount of accrued dividends. The allocation results in an increase to the Company’s temporary equity related to the Series A Preferred Stock and an increase to additional paid in capital related to the additional warrants issued. The increase to additional paid in capital related to additional warrants issued for dividends paid in kind was $1.9 million during the six months ended June  30, 2013.

The following table describes the changes in temporary equity, currently consisting of the Series A Preferred Stock (in thousands except share amounts), and in the outstanding warrants:

		Number of
	Carrying Value of	Outstanding	Liquidation Value of	Number of	Weighted Average
	Series A Preferred	Series A	Series A Preferred	Outstanding	Exercise Price of
	Stock	Preferred Shares	Stock	Warrants	Warrants
December 31, 2012	$73,152	7,250	$91,342	34,336,414	$2.66
Accrued dividends	3,695	—	5,563	3,393,095	1.64
Accretion	1,604	—	—	—	—
June 30, 2013	$78,451	7,250	$96,905	37,729,509	$2.57

Note 9 — Equity and Earnings per Share

Share-Based Payments — The Company recorded share based compensation expense of $649,000 and $746,000 for the three months ended June  30, 2012 and 2013, respectively. Expense was $1.1 million and $1.5 million for the six months ended June 30, 2012 and 2013, respectively. Total share-based compensation to be recognized on unvested stock awards and options at June 30, 2013, is $3.1 million over a weighted average period of 1.35 years. The following table summarizes option and restricted awards granted during 2013 and their associated valuation assumptions:

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Number of	Fair value per
	awards granted	option or share	Exercise price	Risk free rate	Volatility
Options
First quarter 2013 employee awards	490,229	$0.89	$1.83	1.0%	64.0%
Second quarter 2013 employee awards	16,970	$0.84	$1.47	0.6%	78.4%
Restricted Stock Awards
First quarter 2013 employee awards	493,438	$1.83	n/a	n/a	n/a
First quarter 2013 director awards	10,243	$1.47	n/a	n/a	n/a
Second quarter 2013 employee awards	16,879	$1.47	n/a	n/a	n/a
Second quarter 2013 director awards	40,619	$1.50	n/a	n/a	n/a
Restricted Stock Units
Second quarter 2013 director awards	11,977	$1.42	n/a	n/a	n/a

Income/(Loss) per Share — A reconciliation of the denominator (number of shares) used in the basic and diluted per share calculations for the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Denominator for basic earnings per share	12,403,378	24,395,241	11,804,745	23,583,859
Effect of potentially dilutive securities
Unvested share-based awards	—	60,397	—	—
Warrants	—	53,540	—	—
Stock options	—	—	—	—
Denominator for diluted earnings per share	12,403,378	24,509,178	11,804,745	23,583,859
Securities excluded from earnings per share calculation
Unvested share-based awards	231,970	—	231,970	22,489
Antidilutive stock options	1,264,538	2,442,709	1,264,538	2,442,709
Warrants	22,915,153	31,619,112	22,915,153	36,351,189

Common Stock Issuance —The Company has an effective $100 million universal shelf registration statement under which it sold common shares pursuant to an at-the-market issuance sales agreement with a sales agent. During the six months ended June 30, 2013, the Company sold 2,592,313 common shares for net proceeds of $4.0 million under that program.

The Company issued an additional 126,602 common shares with a fair value of $180,000 as partial payment on a leasehold purchase in May 2013.

Note 10 — Commitments and Contingencies

Litigation — The Company is subject, from time to time, to certain legal proceedings and claims in the ordinary course of conducting its business. It records a liability related to its legal proceedings and claims when it has determined that it is probable that it will be obligated to pay and the related amount can be reasonably estimated. The Company currently believes that there are no pending legal proceedings in which it is currently involved which have a reasonable possibility of materially affecting its financial position, results of operations or cash flows.

Contractual Commitments — The Company has numerous contractual commitments in the ordinary course of business including debt service requirements, operating leases and purchase obligations. During the six months ended June 30, 2013, the Company entered into new contractual commitments for software, information technology services, compressors and office space. It also entered into a sublease of unutilized office space at its corporate headquarters allowing the Company to reduce its future rent expense at that facility. As a result, the $4.0 million minimum amount of these contracts over a span of five years would be an increase to the amount included in

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the Company’s outstanding contractual commitments table at December 31, 2012.

Other than the contractual commitments discussed above and additional debt borrowings during the six months ended June 30, 2013, there were no material changes to the Company’s contractual commitments since December 31, 2012.

Note 11 — Profit sharing and deferred compensation plans

401K plan — Substantially all of the Company’s employees are eligible to participate in a profit sharing plan under Section 401(k) of the Internal Revenue Code (the “401K plan”). Prior to 2013, employer matching contributions to the 401K plan were made in cash. Beginning in 2013, employer matching contributions to the 401K plan may be made in Company common stock. In general, the Company issues common stock to fund its matching contributions although, from time to time, purchases of common stock on the open market by the 401K plan trust may occur if funds are available as a result of forfeitures.  During the six months ended June 30, 2013, 196,291 shares of common stock were contributed to the 401K plan, of which 116,491 shares were issued by the Company, and 79,800 shares were purchased by the 401K plan trust on the open market.

The following table presents the expense incurred by the Company related to the 401K plan which is reflected in the condensed consolidated statements of operations as a component of general and administrative expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
401(k) profit sharing plan cost	$106	$164	$217	$363

Deferred compensation plan — Effective January 1, 2013, the Company established a deferred compensation plan that permits selected employees and members of its board to defer part or all of their eligible compensation. The Company issues common stock into a rabbi trust created to hold the assets associated with the plan. A participant’s deferred compensation is credited with earnings, gains and losses based on the Company’s common stock, the only investment option currently available under the plan. The Company may also make discretionary employer credits in an amount it determines each plan year. Distributions to participants will be made in shares of the Company’s common stock. Company shares held in the rabbi trust are recorded as treasury stock in the condensed consolidated balance sheets. Changes in the fair value of the deferred compensation obligation, currently recorded as a component of paid-in-capital, are not recognized. The Company contributed 260,382 shares of common stock with a fair value of $383,000 to the plan during the three and six month periods ending June 30, 2013. Contributions were not made in the prior year as the plan was not in effect during that time.

Note 12 — Discontinued Operations

In September 2012, the Company consummated the sale of KPC to MV Pipelines, LLC (“MV”) for $53.5 million in cash, $53.4 million after a working capital adjustment. Of this amount, $500,000 was deposited into an escrow account pending acceptable cleanup of a site previously owned by KPC. The cleanup was completed and escrow was released to the Company in January 2013. The operating results of KPC prior to its sale are classified as discontinued operations and are presented separately in the condensed consolidated statements of operations.

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the results of discontinued operations related to KPC (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Interstate pipeline revenue	$2,814	$6,242
Pipeline expense	(765)	(1,647)
Depreciation and amortization	(841)	(1,692)
Gain on disposal of assets	—	5
General and administrative expenses	(307)	(623)
Interest expense	—	(45)
Income from discontinued operations before income taxes	901	2,240
Income taxes	—	—
Total income from discontinued operations	$901	$2,240

Note 13 — Subsequent Events

CEP announced that, on August 9, 2013, it had entered into and closed the transactions contemplated by a Contribution Agreement (the “Contribution Agreement”) with Sanchez Energy Partners I, LP (“Sanchez”) pursuant to which Sanchez agreed to sell to CEP all of the equity of an entity that owns oil and natural gas properties located in Texas and Louisiana in exchange for consideration consisting of 4,724,407 Class B units, 1,130,512 Class A Units, one Class Z Unit and $20,090,876 in cash, for an aggregate purchase price of approximately $30.4 million. CEP also announced that Sanchez, as a holder of a majority of the Company’s Class A Units, removed John R. Collins and Gary M. Pittman as the Company’s Class A managers and elected Antonio R. Sanchez, III and Gary Wellinger to the CEP’s board of managers to service as the Class A managers.

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

2013 Drilling Program and Production Update

During the first half of 2013, we drilled 113 new oil wells and recompleted 59 wells in the Cherokee Basin and recompleted five wells in Central Oklahoma. Capital spending during the six months ended June 30, 2013, totaled $28.4 million. Of this amount, $20.8 million was spent on oil directed drilling, recompletions and related infrastructure while $3.4 million was spent on maintenance related projects, including compressor optimization projects and truck replacement. An additional $4.2 million was spent on increasing Central Oklahoma acreage from 1,435 net acres at the beginning of the year to 10,440 net acres at quarter end, as well as to extend leases in the Cherokee Basin.  As a result of our oil-focused development, net oil sales averaged 454 barrels a day during the first half of 2013 and increased to an average of 544 barrels a day in the second quarter, a 105% increase over the prior-year quarter. Increased revenues from oil along with a modest improvement in natural gas prices have enabled us to grow revenues by 76.1% compared to the prior year quarter. Oil development within the Cherokee Basin is expected to range from 25 to 50 additional new oil wells during the remainder of 2013 as our focus shifts to developing our Central Oklahoma acreage. By quarter’s end, we began our drilling program in Central Oklahoma which includes two vertical wells targeting multiple pays, including the Hunton and Woodford formations, as well as a Hunton horizontal well. The Company may drill or participate in one additional vertical well and three to four additional horizontal wells targeting the Woodford, Mississippian and/or Hunton formations in Central Oklahoma by year-end. Our capital spending for the remainder of 2013 is subject to available capital as discussed below in “Sources of Liquidity in 2013 and Capital Requirements.”

Gas prices continued to rise going into the second quarter and reached a high of $4.40 per Mmbtu. However, since peaking in late April, gas prices have steadily declined and have slipped back below $4.00 per MMbtu. We will continue to focus on transitioning to a more balanced production profile as expected returns on oil projects continue to exceed those of gas projects. This transition is a significant contributing factor to our 13% decline in gas and 92% increase in oil sales volumes when comparing the six month periods ended June 30, 2012 and 2013.

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2013

The following table presents financial and operating data for the periods indicated as follows:

	Three Months Ended
	June 30,		Increase/
	2012	2013	(Decrease)
	($ in thousands except per unit data)
Natural gas sales	$8,476	$14,434	$5,958	70.3%
Crude oil sales	$2,174	$4,444	$2,270	104.4%
Gathering revenue	$474	$716	$242	51.1%
Production expense	$10,699	$10,702	$3	0.0%
Depreciation, depletion and amortization	$6,940	$6,693	$(247)	(3.6%)
Gain (loss) on disposal of assets	$(266)	$41	$307	*
Sales Data
Oil sales (Bbls)	24,113	49,481	25,368	105.2%
Natural gas sales (Mmcf)	4,111	3,635	(476)	(11.6%)
Total sales (Mmcfe)	4,256	3,932	(324)	(7.6%)
Average daily sales (Mmcfe/d)	46.8	43.2	(3.6)	(7.6%)
Average Sales Price per Unit
Natural Gas (Mcf)	$2.06	$3.97	$1.91	92.7%
Oil(Bbl)	$90.16	$89.81	$(0.35)	(0.4%)
Natural Gas Equivalent (Mcfe)	$2.50	$4.80	$2.30	92.0%
Average Unit Costs per Mcfe
Production expense	$2.51	$2.72	$0.21	8.4%
Depreciation, depletion and amortization	$1.63	$1.70	$0.07	4.3%

____________

* Not meaningful

Natural gas sales increased $6.0 million, or 70.3%, from $8.5 million during the three months ended June 30, 2012, to $14.4 million during the three months ended June 30, 2013. Higher natural gas prices resulted in increased revenues of $7.0 million while lower gas volumes partially offset that increase by $1.0 million. The decline in gas volumes resulted from the absence of gas development projects in the last 21 months as gas prices continue to be at uneconomic levels. Our average realized natural gas price increased from $2.06 per Mcf for the three months ended June 30, 2012, to $3.97 per Mcf for the three months ended June 30, 2013.

Oil revenue increased $2.3 million, or 104.4%, from $2.2 million during the three months ended June 30, 2012, to $4.4 million during the three months ended June 30, 2013. Higher oil volumes resulted in increased revenues of $2.3 million while lower oil prices slightly offset that increase. Our average realized oil price decreased from $90.16 per barrel for the three months ended June 30, 2012, to $89.81 per barrel for the three months ended June 30, 2013.

Gathering revenue increased $242,000, or 51.1%, from $474,000 for the three months ended June 30, 2012, to $716,000 for the three months ended June 30, 2013. The increase was primarily due to higher realized prices but partially offset by a decrease in gas volumes being transported.

Production expense consists of lease operating expenses, severance and ad valorem taxes (“production taxes”) and gathering expense. Production expense was flat across both periods at $10.7 million for the three months ended June 30, 2012 and 2013. Reductions of $367,000 in operating and gathering costs were offset by increased production taxes resulting from improved pricing. As a result of lower volumes, production expense increased from $2.51 per Mcfe for the three months ended June 30, 2012, to $2.72 per Mcfe for the three months ended June 30, 2013.

Depreciation, depletion and amortization decreased $247,000, or 3.6%, from $6.9 million during the three months ended June 30, 2012, to $6.7 million during the three months ended June 30, 2013. On a per unit basis, we had an increase of $0.07 per Mcfe from $1.63 per Mcfe during the three months ended June 30, 2012, to $1.70 per Mcfe during the three months ended June 30, 2013. The decrease was primarily the result of lower volumes produced and lower depreciation on equipment partially offset by an increase in the depreciation rate.

General and administrative expenses increased $688,000, or 19.3%, from $3.6 million during the three months ended June 30, 2012, to $4.3 million during the three months ended June 30, 2013. The increase was primarily due a charge of $528,000 in the current period that resulted from a 2009 workman’s compensation insurance audit.

Other income (expense) consists primarily of realized and unrealized gains or losses from derivative instruments, gain or loss from equity investment and net interest expense. We recorded a realized gain on our derivative contracts of $18.6 million for the three months ended June 30, 2012, compared to a realized loss of $1.3 million for the three months ended June 30, 2013. The current quarter loss was primarily due to realized losses on our Southern Star Basis swaps, and to a lesser extent, due to losses on our NYMEX natural gas swaps. These current quarter losses were partially offset by realized gains on our NYMEX oil swaps. In the fourth quarter of 2012, we monetized all of our NYMEX gas swaps scheduled for 2013, which prior to being monetized would have significantly offset the losses realized on the Southern Star Basis swaps. Our natural gas swaps that settled during 2012, including the 2013 swaps that we early-settled during the fourth quarter of 2012, were priced at an average of slightly above $7.00 per Mmbtu. Our 2013 contracts are now priced at an average of approximately $4.01 per Mmbtu. As a result of lower contract prices as well as the expected improvement in natural gas spot prices in 2013, we expect realized gains on our natural gas commodity derivatives to be lower during the remainder of 2013 compared to 2012. We recorded an unrealized loss from derivative instruments of $18.8 million and an unrealized gain of $10.1 million for the three months ended June 30, 2012 and 2013, respectively. We recorded a mark-to-market loss of $6.6 million and a mark-to-market gain of $863,000 on our equity investment in Constellation Energy Partners LLC (“CEP”) for the three months ended June 30, 2012 and 2013, respectively. The current quarter gain was the result of an improvement in the market price of CEP’s traded units. Gain on forgiveness of debt was $255,000 for the three months ended June 30, 2012. The gain was a result of the settlement of a previous credit facility under a troubled debt restructuring. Interest expense, net, was $2.5 million during the three months ended June 30, 2012, and $769,000 during the three months ended June 30, 2013. Interest was lower as a result of reduced debt.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2013

The following table presents financial and operating data for the periods indicated as follows:

	Six Months Ended
	June 30,		Increase/
	2012	2013	(Decrease)
	($ in thousands except per unit data)
Natural gas sales	$20,250	$26,876	$6,626	32.7%
Crude oil sales	$4,022	$7,401	$3,379	84.0%
Gathering revenue	$1,173	$1,370	$197	16.8%
Production expense	$22,200	$20,477	$(1,723)	(7.8%)
Depreciation, depletion and amortization	$13,102	$13,121	$19	0.1%
Gain (loss) on disposal of assets	$(162)	$10	$172	*
Sales Data
Oil sales (Bbls)	42,737	82,160	39,423	92.2%
Natural gas sales (Mmcf)	8,429	7,355	(1,074)	(12.7%)
Total sales (Mmcfe)	8,686	7,848	(838)	(9.6%)
Average daily sales (Mmcfe/d)	47.7	43.4	(4.3)	(9.0%)
Average Sales Price per Unit
Natural Gas (Mcf)	$2.40	$3.65	$1.25	52.1%
Oil(Bbl)	$94.11	$90.08	$(4.03)	(4.3%)
Natural Gas Equivalent (Mcfe)	$2.79	$4.37	$1.58	56.6%
Average Unit Costs per Mcfe
Production expense	$2.56	$2.61	$0.05	2.0%
Depreciation, depletion and amortization	$1.51	$1.67	$0.16	10.6%

____________

* Not meaningful

Natural gas sales increased $6.6 million, or 32.7%, from $20.3 million during the six months ended June 30, 2012, to $26.9 million during the six months ended June 30, 2013. Higher natural gas prices resulted in increased revenues of $9.2 million while lower gas volumes partially offset that increase by $2.6 million. The decline in gas volumes resulted from the absence of gas development projects in the last 21 months as gas prices continue to be at uneconomic levels.  Our average realized natural gas price increased from $2.40 per Mcf for the six months ended June 30, 2012, to $3.65 per Mcf for the six months ended June 30, 2013.

Oil revenue increased $3.4 million, or 84.0%, from $4.0 million during the six months ended June 30, 2012, to $7.4 million during the six months ended June 30, 2013. Higher oil volumes resulted in increased revenues of $3.7 million while lower oil prices partially offset that increase by $331,000. Our average realized oil price decreased from $94.11 per barrel for the six months ended June 30, 2012, to $90.08 per barrel for the six months ended June 30, 2013.

Gathering revenue increased $197,000, or 16.8%, from $1.2 million for the six months ended June 30, 2012, to $1.4 million for the six months ended June 30, 2013. The increase was primarily due to higher realized prices but partially offset by a decrease in gas volumes being transported.

Production expense decreased $1.7 million, or 7.8%, from $22.2 million for the six months ended June 30, 2012, to $20.5 million for the six months ended June 30, 2013. The variance is driven by lower repair and maintenance costs of $1.0 million, one-time field restructuring costs of $368,000 recognized in the prior-year period, lower workover costs of $259,000 and higher capitalized lease operating expenses of $373,000 as development activities increased. These decreases were partially offset by higher production taxes of $394,000. Production expense was $2.56 per Mcfe for the six months ended June 30, 2012, as compared to $2.61 per Mcfe for the six months ended June 30, 2013. Excluding the one-time field restructuring costs, production expense for the six months ended June 30, 2012, was $2.51 per Mcfe. The increase in per unit production expense was a result of lower volumes.

Depreciation, depletion and amortization was flat across both periods at  $13.1 million for the six months ended June 30, 2012 and 2013. Higher depreciation rates in the current period were offset by lower volumes and lower depreciation on equipment. On a per unit basis, we had an increase of $0.16 per Mcfe from $1.51 per Mcfe during the six months ended June 30, 2012, to $1.67 per Mcfe during the six months ended June 30, 2013.

General and administrative expenses remained flat across both periods at $7.8 million for the six months ended June 30, 2012 and 2013. The workman’s compensation charge discussed above was offset by lower costs for legal and contract services.

Other income (expense) consists primarily of realized and unrealized gains or losses from derivative instruments, gain or loss from equity investment and net interest expense. We recorded a realized gain on our derivative contracts of $30.7 million for the six months ended June 30, 2012, compared to a realized loss of $2.2 million for the six months ended June 30, 2013. The current period loss was due to realized losses on our Southern Star Basis swaps, and to a lesser extent, due to losses on our NYMEX natural gas swaps. These current period losses were partially offset by realized gains on our NYMEX oil swaps. We recorded an unrealized loss from derivative instruments of $18.8 million and an unrealized gain of $3.9 million for the six months ended June 30, 2012 and 2013, respectively. We recorded a mark-to-market loss of $2.5 million and a mark-to-market gain of $4.4 million on our equity investment in CEP for the six months ended June 30, 2012 and 2013, respectively. Gain on forgiveness of debt was $255,000 for the six months ended June 30, 2012. Interest expense, net, was $5.2 million during the six months ended June 30, 2012, and $1.4 million during the six months ended June 30, 2013. Interest was lower as a result of reduced debt.

Liquidity and Capital Resources

Cash flows from operating activities have historically been driven by the quantities of our production and the prices received from the sale of our production. Prices of oil and gas have historically been very volatile and can significantly impact the cash received from the sale of our production. Use of derivative financial instruments help mitigate this price volatility. Proceeds from derivative settlements are included in cash flows from operations. Cash expenses also impact our operating cash flow and consist primarily of production expenses, interest on our indebtedness and general and administrative expenses.

Our primary sources of liquidity for the six months ended June  30, 2013, were proceeds from issuing common stock and borrowings under our borrowing base credit facility. At June  30, 2013, our debt increased by $20.0 million from December 31, 2012. The increase was primarily due to our drilling program, which we accelerated in the second quarter of 2013. Also contributing to the increase was a $4.5 million royalty settlement payment, which was made in December 2012 and funded in early 2013, as well as other working capital needs.

Cash Flows from Operating Activities

Cash flows provided by operating activities was $26.7 million for the six months ended June  30, 2012, compared to $1.2 million for the six months ended June  30, 2013. The decrease in cash was primarily a result of a decrease in realized gains from commodity derivatives where $30.7 million in realized gains were generated in the prior year period compared to $2.2 million in realized losses in the current period. The decrease in cash from our derivatives was partially offset by a $10.2 million increase in revenue.

Cash Flows from Investing Activities

Cash flows used in investing activities were $8.7 million for the six months ended June  30, 2012, compared to $25.1 million for the six months ended June  30, 2013. The increased outflow was primarily due to higher capital expenditures which increased from $9.0 million during the six months ended June 30, 2012, to $26.8 million during the six months ended June 30, 2013. Capital expenditures in the prior year period were lower compared to the current period as result of the steep decline in natural gas prices in early 2012 which prompted us to curtail gas related projects early in the year and begin identifying viable oil development projects. Capital expenditures in the current year reflect our expanded oil development activities in the Cherokee Basin and Central Oklahoma. During the six months ended June 30, 2013, restrictions on $1.5 million of cash were lifted as we moved letters of credit from our previous lender to our current borrowing base credit facility. The following table sets forth our capital expenditures, including costs we have incurred but not paid, by major categories for the six months ended June 30, 2013 (in thousands):

Six Months Ended
June 30, 2013
Capital expenditures
Leasehold acquisition	$4,161
Development	20,847
Other items	3,409
Total capital expenditures	$28,417

Cash Flows from Financing Activities

Cash flows used in financing activities were $18.2 million for the six months ended June  30, 2012, as compared to cash received of $23.6 million for the six months ended June  30, 2013. Debt repayments were $25.6 million for the six months ended June  30, 2012, compared to borrowings of $20.0 million for the six months ended June  30, 2013. During the six months ended June  30, 2012,  we issued $7.5 million of common stock to White Deer while $4.1 million of common stock was issued during the six months ended June  30, 2013, under our at-the-market sales agreement, as discussed below.

Sources of Liquidity in 2013 and Capital Requirements

We rely on our cash flows from operating activities as a source of internally generated liquidity. Our long-term ability to generate liquidity internally depends, in part, on our ability to hedge future production at attractive prices as well as our ability to control operating expenses. This has become especially critical in light of depressed natural gas prices in 2012 which have since begun a rebound in 2013. To a lesser extent, we have in the past relied on the sale of our non-core assets to generate liquidity. During 2010 and 2011, we sold non-core assets in the Appalachian Basin generating proceeds of $44.6 million. In September 2012, we sold our interstate pipeline for $53.5 million, $53.4 million net after a working capital adjustment. From time to time, we may also issue equity as an external source of liquidity. During 2012, we generated gross proceeds of $32.5 million from issuing equity to White Deer and $724,000 from sales of common stock under our at-the-market sales program. During the first half of 2013, we generated an additional $4.1 million from common stock sales under our at-the-market sales program and issued $180,000 of common stock to partially fund a leasehold purchase. The proceeds from the sale of our non-core assets and from equity issuances have generally been utilized to repay outstanding debt, fund our development program and for working capital purposes.

At June 30, 2013, we had a $200 million secured borrowing base revolving credit facility with a borrowing base of $95 million (the “Borrowing Base Facility”). We rely on this facility as an external source of long and short-term liquidity. The terms of this facility are described within Note 10 of Item 8. Financial Statement and Supplementary Data in our Annual Report on Form 10-K for the year ended December 31, 2012 (referenced in the document as the “New Borrowing Base Facility”).

The borrowing base under our Borrowing Base Facility was redetermined on May 8, 2013, based on reserves at December 31, 2012, to be $95 million, an increase of $5 million. The borrowing base is determined based on the value of our oil and natural gas reserves at our lenders’ forward price forecasts, which are generally derived from futures prices. At August 12, 2013, with borrowings of $83.5 million and $1.3 million in outstanding letters of credit, we had $10.2 million available under the facility. With the current availability under our Borrowing Base Facility and expected cash flows from operations, we believe that we have sufficient liquidity to fund our capital expenditures and financial obligations for the remainder of 2013.

We have an effective universal shelf registration statement on Form S-3. Pursuant to the registration statement, we implemented an at-the-market program under which shares of our common stock were sold. During the six months ended June 30, 2013, we sold 2,592,313 shares of common stock under the program for $4.0 million, net of $115,000 in agent commissions. In June 2013, we suspended sales of our common stock under the program and the program terminates in late August 2013 unless renewed. With the recent modest increase in our borrowing base under the Borrowing Base Facility, we believe we have sufficient near-term liquidity without resorting to the equity sales.

Dilution

At June  30, 2013, including 9,834,620 shares of our common stock held by White Deer, we had 24,562,583 shares of common stock outstanding. In addition, we had 38,178,724 outstanding warrants to purchase our common stock of which 37,729,509 are owned by White Deer at an average exercise price of $2.57 and 449,215 are owned by Constellation Energy Group Inc. at an average exercise price of $7.32. We also had 192,351 restricted stock units and 2,442,709 options outstanding granted under our long-term incentive plan. Consequently, if these securities were included as outstanding, our outstanding shares would have been 65,406,355 of which the warrants and common stock owned by White Deer would represent approximately 73%. By exercising their warrants, White Deer can benefit from their respective percentage of all of our profits and growth. In addition, if White Deer begins to sell significant amounts of our common stock, or if public markets perceive that they may sell significant amounts of our common stock, the market price of our common stock may be significantly impacted.

Contractual Obligations

We have numerous contractual commitments in the ordinary course of business including debt service requirements, operating leases and purchase obligations. During the six months ended June  30, 2013, we entered into new contractual commitments for software, information technology services, compressors and office space. We also entered into a sublease of unutilized office space at our corporate headquarters allowing us to reduce future rent expense for that facility. As a result, the $4.0 million minimum amount of these contracts over a span of five years would be an increase to the amount included in our outstanding contractual commitments table at December 31, 2012.

Other than the contractual commitments discussed above and additional debt borrowings during the six months ended June  30, 2013, there were no material changes to the our contractual commitments since December 31, 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following table summarizes the estimated volumes, fixed prices and fair value attributable to our oil and gas derivative contracts at June  30, 2013.

	Remainder of	Year Ending December 31,
	2013	2014	2015	2016	Total
	($ in thousands, except per unit data)
Natural Gas Swaps
Contract volumes (Mmbtu)	5,807,358	10,327,572	8,983,560	7,814,028	32,932,518
Weighted-average fixed price per Mmbtu	$4.01	$4.01	$4.01	$4.01	$4.01
Fair value, net	$2,103	$1,016	$(1,108)	$(2,233)	$(222)
Natural Gas Basis Swaps
Contract volumes (Mmbtu)	4,536,988	—	—	—	4,536,988
Weighted-average fixed price per Mmbtu	$(0.75)	$—	$—	$—	$(0.75)
Fair value, net	$(2,325)	$—	$—	$—	$(2,325)
Crude Oil Swaps
Contract volumes (Bbl)	57,708	116,076	71,568	65,568	310,920
Weighted-average fixed price per Bbl	$99.76	$95.19	$92.73	$90.33	$94.98
Fair value, net	$265	$583	$465	$414	$1,727
Total fair value, net	$43	$1,599	$(643)	$(1,819)	$(820)

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

In connection with the preparation of this quarterly report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June  30, 2013. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June  30, 2013, our disclosure controls and procedures were effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 30, 2013, we issued 126,602 shares of common stock to the seller as partial consideration of our acquisition of leasehold interests in approximately 4,300 acres in Oklahoma.  The shares of common stock were issued in reliance upon an exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving any public offering.

ITEM 6. EXHIBITS

10.1†*	Third Amendment to PostRock Energy Corporation 2010 Long-Term Incentive Plan.
31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	Taxonomy Extension Definition Linkbase Document.

____________

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of August 2013.

PostRock Energy Corporation

By:	/s/ Terry W. Carter
Terry W. Carter
Chief Executive Officer and President

By:	/s/ David J. Klvac
David Klvac
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer