Form 10-K
period 2013-12-31
PostRock Energy Corp
filed 2014-03-28
CIK 1473061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________________________________

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission file number: 001-34635

_______________________________________________________________________________________________

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

None

_______________________________________________________________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☑

The aggregate market value of common stock held by non-affiliates of the registrant at June 28, 2013, was approximately $21.1 million, based upon the closing price of $1.53 per share as reported by the NASDAQ on such date.

The aggregate market value of outstanding common stock, including those held by affiliates of the registrant, at March 3, 2014, was approximately $40.9 million, based upon the closing price of $1.30 per share. There were 31,437,312 shares of common stock outstanding on that date.

_______________________________________________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III.

GLOSSARY

The following abbreviations are used in this report:

Bbl	Barrel
Bbls/d	Barrels per day
MMBbl	Million barrels
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Bcf	Billion cubic feet
Bcfe	Billion cubic feet equivalent
MMcf/d	Million cubic feet per day
Mcfe

Thousand cubic feet equivalent. To determine Mcfe, oil is converted on the basis of one barrel of oil equaling six Mcf of gas equivalent. This ratio reflects energy content only. Given commodity prices at the end of 2013, the price for an Mcf of natural gas is approximately 1/23rd the price for a barrel of oil.

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

PART I

ITEM 1. BUSINESS

PostRock Energy Corporation (“PostRock”) is a Delaware corporation formed in 2009. It was formed to combine its predecessor entities, Quest Resource Corporation, Quest Energy Partners, L.P. and Quest Midstream Partners, L.P. (collectively, the “Predecessors”) into a single entity. In March 2010, PostRock completed the combination of these entities (the “Recombination”). Unless the context requires otherwise, references to “the Company,” “we,” “us” and “our” refer to PostRock from the date of the Recombination and to the Predecessors on a consolidated basis prior thereto.

Background

We are an independent oil and gas company engaged in the acquisition, exploration, development, production and gathering of crude oil and natural gas. Our primary production activity is focused in the Cherokee Basin, a 15-county region in southeastern Kansas and northeastern Oklahoma, and Central Oklahoma. We also have minor oil and gas producing properties in the Appalachian Basin. Our Cherokee Basin and Central Oklahoma properties comprise our MidContinent area of operations. We previously owned an interstate natural gas pipeline in our PostRock KPC Pipeline, LLC (“KPC”) subsidiary. KPC was sold in September 2012.

Production and Reserves

At December 31, 2013, our total assets consisted of 3,239 gross and 3,184 net wells capable of production. These wells are on approximately 361,400 net acres of leasehold, classified as developed, while we also have approximately 100,300 net acres classified as undeveloped. Our net production in 2013 totaled 14.5 Bcf of natural gas and 192,474 barrels of oil for an average of 39.8 MMcf/d of gas and 527 Bbls/d of oil. At year end, our estimated proved reserves included 86.6 Bcf of natural gas and 4.4 MMBbl of oil for a total of 113.0 Bcfe.

At December 31, 2013, our Cherokee Basin assets consisted of 2,767 gross and 2,757 net wells capable of production. These wells are on approximately 342,200 net acres of leasehold, classified as developed. In addition, we have approximately 53,100 net acres classified as undeveloped in the region. Our net production in 2013 totaled 14.0 Bcf of natural gas and 95,612 barrels of oil for an average of 38.3 MMcf/d of gas and 262 Bbls/d of oil. Our oil production in 2013 was 311% higher than our oil production in 2012. At year end, our estimated proved reserves attributable to these properties included 76.6 Bcf of natural gas and 1.3 MMBbl of oil for a total of 84.4 Bcfe.

We also have a gathering system in the Cherokee Basin. The system provides a market outlet for gas produced in an approximately 1,000 square mile area. We gather substantially all of our production in the Cherokee Basin and a minor amount of gas produced by others. At year end, throughput on the system averaged 48.7 MMcf/d of which approximately 2.2 MMcf/d and 8.2 MMcf/d was attributable to third parties and to our royalty owners, respectively. Third-party gathering contracts generally permit us to retain 20% to 30% of the sales price of the gas gathered. We believe ownership of the system is a material competitive advantage in the future development and consolidation of assets in the Cherokee Basin. The gathering system includes 63 leased compressors totaling approximately 37,537 horsepower and six CO2 amine treating facilities. The system has an estimated throughput capacity of approximately 55 MMcf/d.

At December 31, 2013, our Central Oklahoma oil assets consisted of 65 gross and 47 net wells capable of production. These wells are on approximately 10,300 net acres of leasehold, classified as developed. In addition, we have approximately 24,000 net acres classified as undeveloped in the region. During 2013, net production from these wells increased 44% to a total of 81,649 barrels of oil, or an average of 224 Bbls/d. At year end, our estimated proved reserves attributable to these properties included 1.2 Bcf of natural gas and 2.9 MMBbl of oil or 18.6 Bcfe.

At December 31, 2013, our Appalachian Basin assets consisted of 407 gross and 380 net wells capable of production. These wells are on approximately 8,900 net acres of leasehold, classified as developed. In addition, we have approximately 23,200 net acres classified as undeveloped in the region. During 2013, net production from our wells was 0.6 Bcf of natural gas and 15,214 barrels of oil for an average of 1.5 MMcf/d of gas and 42 Bbls/d of oil. At year end, our estimated proved reserves attributable to these properties included 8.8 Bcf of natural gas and 0.2 MMBbl of oil for a total of 10.0 Bcfe.

We also have a 141.1 mile gathering system in the Appalachian Basin. At December 31, 2013, this system had an average throughput of approximately 1.9 MMcf/d of which approximately 1.4 MMcf/d was attributable to our net production with the remaining 0.5 MMcf/d attributable to our royalty or joint interest owners. All of our gas produced in the area is transported by this system.

Acquisitions and Divestitures

During 2013, the Company closed on three acquisitions for oil and gas properties in Central Oklahoma. The largest of the acquisitions included approximately 22,000 net acres of leasehold mineral interests, including certain producing oil and gas properties and related wells, for approximately $10.0 million. See Note 3 in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report Form 10-K for further discussion of the 2013 acquisitions.

During 2011, we acquired a 26.5% interest in Constellation Energy Partners (“CEP”) for $17.6 million. Our interest includes the right to appoint two directors to CEP’s Board. Because PostRock and CEP each have the majority of their assets in the Cherokee Basin of Kansas and Oklahoma, the investment was made in an attempt to work with CEP to explore opportunities to reduce costs and enhance value for the companies’ respective investors. Except where expressly noted, references to reserves, results, production, prices and other statistics included in this Annual Report on Form 10-K exclude amounts related to our interest in CEP. At December 31, 2013 Constellation Energy Partners Management, LLC (“CEPM”), a wholly owned subsidiary of the Company and the holder of its interest in CEP, had ongoing litigation against CEP, CEP’s Chief Executive Officer, Stephen R. Brunner, Richard S. Langdon, Richard H. Bachmann and John N. Seitz, each a member of the five-person CEP Board of Managers, Sanchez Oil & Gas Corporation and Sanchez Energy Partners I, LP, Antonio R. Sanchez, III and Gerald F. Willinger for conspiring to dilute CEPM’s ownership interest in CEP and thereby remove CEPM’s right, as the sole owner of Class A units, to select two Managers to the CEP Board of Managers. For further discussion see Note 8 of the Notes to Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data.”

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

Financial information and revenues from external customers are located in Part II, Item 8 “Financial Statements and Supplemental Data” in this Annual Report on Form 10-K.

Description of Production Properties and Projects

Properties

We produce conventional oil in addition to coal bed methane (“CBM”) gas out of our properties in the Cherokee Basin which is situated between the Forest City Basin to the north, the Arkoma Basin to the south, the Ozark Dome to the east and the Nemaha Ridge to the west. The Cherokee Basin is a mature producing area with respect to conventional oil producing reservoirs such as the Bartlesville and other Pennsylvanian age sandstones, which were initially discovered and developed beginning in the early 1900s.

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

CBM is considered an “unconventional resource” in that the coal seam serves as both the source rock and the reservoir rock. The storage mechanism is also different. Gas is stored in the pore or void space of the rock in conventional gas, but in CBM, most, and frequently all, of the gas is stored by adsorption. This adsorption leads to gas being stored at relatively low pressures. Gas flow can be increased by reducing the reservoir pressure. Frequently, the coal bed pore space, which is in the form of cleats or fractures, is filled with water. The reservoir pressure is reduced by pumping out the water, allowing methane to “desorb” from the coal and flow through the cleat structure to the well bore. Because of the necessity to remove water and reduce the pressure within the coal seam, CBM, unlike most conventional hydrocarbons, often will not produce significant gas immediately on initial production testing. Coal bed formations typically require extensive dewatering and de-pressuring before desorption can occur and the methane begins to flow at commercial rates. The ability to flow gas and water to the wellbore in a CBM well is determined by the fracture or cleat network in the coal. While these fractures, at shallow depths of less than 500 feet, are sometimes open enough to produce the fluids naturally, at greater depths the networks are progressively squeezed shut, reducing the ability to flow naturally. It is necessary to provide other avenues of flow, such as hydraulically fracturing the coal seam. By pumping fluids at high pressure, fractures are opened in the coal.

A slurry of water, certain chemicals and sand is pumped at high pressures into the fractures, with the sand essentially propping the fractures open. After the release of pressure, the flow of both water and gas is improved, allowing the production of gas.

Our Central Oklahoma area of focus encompasses much of seven counties. At present, our production is located in Seminole and Pottawatomie counties. The majority of the Company’s current production is from the Hunton carbonate; however, we also produce from other reservoirs including the Woodford, Viola, Redfork, and Wilcox. We also have non-producing leasehold in Payne, Lincoln, Cleveland, McClain and Garvin counties. Oil has been produced in the region since the early 1900s from multiple horizons including the Hunton, Viola, Wilcox, Arbuckle, Redfork, and Woodford shale. In all, at least 18 different geologic horizons are productive regionally. Producing depths range from less than 1,000 feet to 6,000 feet. There are numerous opportunities in the region to apply modern drilling, completion and operating technology to enhance recovery from reservoirs, such as the Hunton carbonate among others, that have produced historically and also to develop unconventional reservoirs, like the Woodford and Mississippian. Our plans include vertical and horizontal drilling and completion techniques.

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

Projects

Our 2013 exploration and development capital expenditures totaled $40.0 million. Included in the $40.0 million, we successfully completed 152 new wells and recompleted 62 wells in the Cherokee Basin, completed three new wells and recompleted nine wells in Central Oklahoma, and recompleted a well in the Appalachian Basin. Our development activity in 2013 was directed toward increasing oil production and reserves in response to the low natural gas price environment. As a result of oil focused development, oil production in 2013 increased 101% over the prior year to 192,474 barrels while oil reserves increased from 2.7 MMBbl at year-end 2012 to 4.4 MMBbl at year-end 2013.

One of our most significant projects has been to reconfigure our entire compression system in the Cherokee Basin. This program was piloted with a proof of concept phase in 2012 and began to be fully implemented in 2013. We expect the project to be complete in the first half of 2014. The project is expected to cost approximately $8.2 million, with roughly $5.5 million of the project cost in 2014, and result in compression rental savings of approximately $3.2 million per year and to reduce fuel use of about 2.5 MMcf/d as compared to what it was prior to the project.

Our focus for 2014 will continue to be on growing the percentage of oil included in our production and reserves through development, leasing, and opportunistic acquisitions. We have budgeted approximately $15.0 million for exploration and developmental drilling with the majority of our budget focused on horizontal oil wells in Central Oklahoma. If attractive opportunities arise, additional capital may be directed towards further oil development in Central Oklahoma. We intend to fund our 2014 capital expenditures with cash flow from operations and availability under our credit facility.

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

Cawley, Gillespie & Associates, Inc. (“CGA”) prepared our reserve estimates at December 31, 2011, 2012 and 2013. CGA is an independent firm of petroleum engineers, geologists, geophysicists and petro-physicists; they do not own any interest in our properties and are not employed on a contingent fee basis. The technical person responsible for our reserve estimates at CGA meets the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

Estimated Reserves

The following tables present our estimated net proved reserves based on our reserve reports, and the prices used to determine those reserves. The reserves table does not include CEP’s reserves. Proved reserves are those quantities of oil and gas, which, by analysis of geo-scientific and engineering data, can be estimated with reasonable certainty to be economically producible, from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations and prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The data was prepared by CGA. Reserve pricing for the periods presented, seen in the table below, was determined by averaging the first day of the month price for the twelve months of the respective fiscal year.

	2011	2012	2013
Crude oil price per Bbl	$96.19	$95.05	$96.94
Natural gas price per MMBtu	$4.12	$2.76	$3.67

	Gas (Bcf)	Oil (MMBbl)	Total (Bcfe)%
December 31, 2011
Developed	117.4	1.0	123.7	99%
Undeveloped	0.8	0.0	1.0	1%
Total proved reserves	118.2	1.0	124.7	100%
December 31, 2012
Developed	69.7	1.8	80.5	94%
Undeveloped	—	0.9	5.3	6%
Total proved reserves	69.7	2.7	85.8	100%
December 31, 2013
Developed	85.0	2.7	101.2	90%
Undeveloped	1.6	1.7	11.8	10%
Total proved reserves	86.6	4.4	113.0	100%

The following table presents our proportionate share of proved reserves of CEP’s continuing operations. These reserve amounts are based on publicly available data and not subject to our internal controls described above. The Company has updated the previously filed amounts for December 31, 2012 related to CEP as discontinued operations have now been presented in their current public filing. Since December 31, 2011 amounts were not publicly available these amounts do not reflect the changes from discontinued operations.

	Gas (Bcf)	Oil (MMBbl)	Total (Bcfe)
December 31, 2011
Developed	39.3	0.2	40.3
Undeveloped	12.4	0.1	12.9
Total proved reserves	51.7	0.3	53.2
December 31, 2012
Developed	9.4	0.2	10.6
Undeveloped	0.4	0.1	1.0
Total proved reserves	9.8	0.3	11.6
December 31, 2013
Developed	14.2	0.4	16.6
Undeveloped	2.4	0.1	3.0
Total proved reserves	16.6	0.5	19.6

As disclosed above, we used a price of $3.67 per MMBtu, representing a first-day-of-month, twelve-month average price, to determine our natural gas reserves at December 31, 2013.

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

At December 31, 2013, we had 11.8 Bcfe of proved undeveloped reserves. During 2013, we spent approximately $7.9 million to develop 63 wells that were previously reported as proved undeveloped reserves in 2012, all of which were oil, as we directed our capital spending during the year toward oil projects. At December 31, 2013, we did not have material proved undeveloped reserves that remain undeveloped five years subsequent to their disclosure as proved undeveloped reserves. All of our proved undeveloped reserves included in our 2013 reserve report are scheduled to be developed before 2018.

Production Volumes, Sales Prices and Production Costs

The following table sets forth information regarding our producing properties. The production figures reflect the net production attributable to our revenue interest and are not indicative of the total volumes produced by the wells. All sales data excludes the effects of our derivative financial instruments, unless otherwise indicated.

	Year Ended December 31,
	2011	2012	2013

Net Production	($ in thousands)
Gas (Bcf)	18.3	16.4	14.5
Oil (Bbls)	78,087	95,863	192,474
Gas equivalent (Bcfe)	18.8	17.0	15.7
Oil and Natural Gas Sales
Gas sales	$72,812	$43,911	$51,489
Oil sales	7,075	8,640	18,200
Total sales	$79,887	$52,551	$69,689

	Year Ended December 31,
	2011	2012	2013
Average Sales Price - Unhedged
Gas ($ per Mcf)	$3.98	$2.68	$3.55
Oil ($ per Bbl)	$90.60	$90.13	$94.56
Gas equivalent ($ per Mcfe)	$4.25	$3.10	$4.45
Average Sales Price - Hedged (1)
Gas ($ per Mcf)	$5.84	$7.15	$3.38
Oil ($ per Bbl)	$84.93	$89.77	$95.38
Gas equivalent ($ per Mcfe)	$6.04	$7.41	$4.30
Operating Expenses ($ per Mcfe)
Production costs (2)	$2.09	$2.22	$2.24
Production taxes (3)	$0.41	$0.27	$0.32
Net Revenue ($ per Mcfe)	$1.75	$0.61	$1.89

____________

(1)Data includes the effects of our commodity derivative contracts that do not qualify for hedge accounting.

(2)Includes lease operating and gathering costs.

(3)Production taxes include severance and ad valorem taxes.

The following table presents realized gains and losses on our commodity derivative financial instruments:

	Year Ended December 31,
	2011	2012	2013

	(in thousands)
Realized Gain (Loss) on Derivative Financial Instruments
Gas hedges (1)	$34,135	$73,196	$(2,429)
Oil hedges	(443)	(34)	158
Total	$33,692	$73,162	$(2,271)

____________

(1)2012 includes $30.2 million received from exiting above-market natural gas swap contracts originally scheduled for delivery in 2013.

The following table presents our production, average sales prices and production costs by area for the years ended December 31, 2011, 2012 and 2013:

	Cherokee Basin			Central Oklahoma			Appalachia
	2011	2012	2013	2011	2012	2013	2011	2012	2013
Production
Natural gas (Bcf)	17.6	15.8	14.0	0.1	—	—	0.6	0.6	0.5
Oil (Bbls)	12,987	23,285	95,612	49,278	56,649	81,649	15,822	15,930	15,214
Total production (Bcfe)	17.7	16.0	14.6	0.4	0.3	0.5	0.7	0.7	0.6
Avg Sales Price - Unhedged
Natural gas (per Mcf)	$3.94	$2.66	$3.52	$4.76	$2.95	$3.37	$5.05	$3.29	$4.24
Oil (per Bbl)	$85.00	$86.05	$92.81	$92.86	$91.96	$96.44	$88.20	$89.55	$95.44
Total average sales price (per Mcfe)	$3.98	$2.76	$3.99	$13.48	$15.25	$15.94	$6.37	$4.98	$5.96
Production Costs (per Mcfe)	$2.05	$2.13	$2.19	$6.25	$5.92	$4.46	$1.87	$2.30	$1.72

Productive Wells

The following tables set forth information regarding our ownership of wells at December 31, 2011, 2012 and 2013. Our data is comprised of all producing wells and wells mechanically capable of production.

	Gas		Oil		Total
	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)
December 31, 2011	3,223	3,178	62	59	3,285	3,238
December 31, 2012	2,948	2,910	93	84	3,041	2,993
December 31, 2013	2,945	2,910	294	274	3,239	3,184

____________

(1)Gross wells are the sum of all wells in which we own an interest.

(2)Net wells are gross wells multiplied by our fractional interests in the well.

Acreage Statistics

The following table sets forth our developed and undeveloped lease and mineral acreage at December 31, 2011, 2012 and 2013.

	Acreage (1)
	Developed		Undeveloped		Total
	Gross (2)	Net (3)	Gross (2)	Net (3)	Gross (2)	Net (3)
December 31, 2011	367,200	356,200	147,500	142,400	514,700	498,600
December 31, 2012	363,200	351,300	99,700	96,200	462,900	447,500
December 31, 2013	372,700	361,400	137,100	100,300	509,800	461,700

____________

(1)Includes acreage in the states of Kansas, Oklahoma, West Virginia, and New York.

(2)Gross acres are an approximation of the sum of all acres in which we own interest.

(3)Net acres are approximated gross acres multiplied by our fractional interest on the acreage.

At December 31, 2013, we had approximately 342,200 net developed and 53,100 net undeveloped acres in the Cherokee Basin, approximately 10,300 net developed and 24,000 net undeveloped acres in Central Oklahoma, and approximately 8,900 net developed and 23,200 net undeveloped acres in the Appalachian Basin. Developed acres are acres spaced or assigned to productive wells/units based upon governmental authority or standard industry practice. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil or gas, regardless of whether such acreage contains proved reserves.

Drilling Activities

Our drilling, recompletion, abandonment and acquisition activities for the periods indicated are shown below. This information includes wells in all areas in the period in which they were completed.

	Year Ended December 31,
	2011		2012		2013
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells drilled
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Development wells drilled
Productive	116	116	18	18	155	155
Dry	—	—	—	—	13	13
Wells plugged and abandoned	(1)	(1)	—	—	(15)	(15)
Wells divested	—	—	—	—	—	—
Wells acquired	—	—	—	—	58	45
Net increase in capable wells	115	115	18	18	211	198
Recompletion of producing wells	49	49	103	103	72	72

During 2013, we plugged and abandoned 42 wells, 27 of which were inactive and not capable of producing during the entire period of our ownership of the wells. We also acquired two wells that were plugged by the previous owner and are not included in the table above. As of the date of filing, there has been no drilling activity for the year.

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

In the Cherokee Basin, we provide, on an in-house basis, many of the services required for the completion and maintenance of our CBM wells. Internally sourcing these functions significantly reduces our reliance on third-party contractors, which typically provide these services. We believe that we are able to realize significant cost savings because we can reduce delays in executing our plan of development and avoid paying price markups. We currently rely on third-party contractors to drill our wells. Once a well is drilled, either we or a third-party contractor run the casing. We perform the cementing, fracturing and the majority of stimulation in completing our own wells. In Central Oklahoma and the Appalachian Basin, we rely entirely on third-party contractors for these completion services.

Leases

At December 31, 2013, we had approximately 9,800 leases covering approximately 461,700 net acres. The typical oil and gas lease provides for the payment of royalties to the mineral owner for all oil or gas produced from any well drilled on the lease premises. This amount ranges from 12.5% to 20.0% resulting in an 80.0% to 87.5% net revenue interest to us.

Because the acquisition of oil and natural gas leases is a very competitive process, and involves certain geological and business risks to identify productive areas, prospective leases are sometimes held by other operators. In order to gain the right to drill these leases, we may purchase leases from them.

In the Cherokee Basin, at year end, we held leases on approximately 395,300 net acres, of which 12,200 net acres are not currently held by production. In Central Oklahoma we held leases on approximately 34,400 net acres, of which 24,100 net acres are not currently held by production. Unless we establish commercial production on the properties subject to these leases during their term, these leases will expire. Leases in the Cherokee Basin and Central Oklahoma covering approximately 9,500 and 4,800 net acres, respectively, are scheduled to expire before December 31, 2014 unless developed, extended or renewed. If these leases expire, we will lose the right we currently have to develop the related properties.

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

Marketing and Major Customers

During 2013, approximately 83% of our MidContinent gas production was sold to BP Energy Company and approximately 47%, 28% and 24% of our MidContinent oil production was sold to Sunoco Partners Marketing & Terminals L.P., Holly Frontier Refining & Marketing LLC and Coffeyville Resources Refining & Marketing, LLC, respectively. Approximately 87% of our 2013 Appalachian Basin gas production was sold to South Jersey Resources Group. All of our oil production in the Appalachian Basin was sold to BD Oil Gathering.

If we were to lose any of these purchasers, we believe that we would be able to promptly replace them because we believe there are multiple options for marketing our commodities. The physical location of our production provides ample options for marketing the commodities to creditworthy parties.

Commodity Derivative Activities

Prices for crude oil and natural gas are affected by a variety of factors beyond our control and can be volatile. When commodity futures prices have been at appropriate levels we have used derivative instruments to reduce commodity price uncertainty and increase cash flow predictability inherent to the marketing of our production. For additional information about our derivatives, see Part I, Item 1A. “Risk Factors—Our commodity price risk management activities may prevent us from benefiting fully from price increases and may expose us to other risks” and Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

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

Title

Production Properties

As is customary in the oil and gas industry, we initially conduct only a cursory review of the title to our properties on which we do not have proved developed reserves. Prior to the commencement of development operations on those properties, we conduct a title examination and perform curative work with respect to significant defects that we discover. To the extent title opinions or other investigations reflect title defects on properties, we are typically responsible for curing any title defects at our expense. We generally will not commence development operations on a property until we have cured any material title defects that we discover on such property. We believe that we have satisfactory title to our material producing properties in accordance with standards generally accepted in our industry.

In some cases, title to these properties is subject to encumbrances, such as customary interests generally retained in connection with the acquisition of real property, customary royalty interests and contract terms and restrictions, liens under operating agreements, liens related to environmental liabilities associated with historical operations, liens for current taxes and other burdens, easements, restrictions and minor encumbrances customary in the oil and natural gas industry. We believe, however, that no such liens, restrictions, easements, burdens and encumbrances will materially detract from the value of these properties, our interest therein, or their use in the operation of our business. In some cases, lands over which leases have been obtained are subject to prior liens which have not been subordinated to the leases. We believe, however, that we have obtained sufficient right-of-way grants and permits from public authorities and private parties in order to operate our business in all material respects.

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

Seasonality

In the past, freezing weather and storms in the winter and flooding in the spring and summer have resulted in a number of our wells being off-line for a short period of time sometimes for many consecutive days. This adversely affects our production volumes and revenues and increases our lease operating costs due to the time spent by field employees to bring the wells back on-line. This has also resulted in wells producing at lower rates for extended periods after returning to production. We have recently had success managing this exposure by using products that limit freezing on wells and compressors and using heavy equipment to facilitate faster access to wells in inclement weather to return them to production after outages.

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

Environmental Matters

Our operations are subject to various, increasingly stringent federal, state and local laws and regulations relating to the emission, release and discharge of materials into, and the protection of, the environment and the protection of natural resources and wildlife and the imposition of liability for pollution. We have made and will continue to make expenditures in our efforts to comply with these requirements. We do not believe that we have, to date, expended material amounts in connection with such activities or that compliance with these requirements will have a material adverse effect on our capital expenditures, earnings or competitive position. Although such requirements do have a substantial impact on the oil and gas industry, to date, we do not believe they have affected us to any greater or lesser extent than other companies in the industry. Due to the size of our operations, significant new environmental regulation could have a disproportionate adverse effect on our operations. Failure to comply with these laws and regulations or newly adopted laws or regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders limiting or enjoining future operations or imposing additional compliance requirements or operational limitations on our business. See Part I, Item 1A. Risk Factors—“We may incur significant costs and liabilities in the future resulting from a failure to comply with new or existing environmental and operational safety regulations or an accidental release of hazardous substances into the environment”;  “We may face unanticipated water and other waste disposal costs”; and “Recent and future environmental laws and regulations may significantly limit, and increase the cost of, our exploration, production and gathering operations.”

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

Regulation of Gathering Pipelines

Our gathering pipeline operations are currently limited to the States of Kansas, Oklahoma, and West Virginia. State regulation of gathering facilities generally includes various permitting, safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation. We are licensed as an operator of a natural gas gathering system with the KCC and are required to file periodic information reports with it. We are not required to be licensed as an operator or to file reports in Oklahoma and West Virginia.

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

Employees

At December 31, 2013, we had 152 field employees in offices located in Kansas, Oklahoma and West Virginia, and 57 executive and administrative personnel located at our headquarters in Oklahoma City. None of our employees are covered by a collective bargaining agreement and management considers its relations with employees to be satisfactory.

Where To Find Additional Information

Additional information about us can be found on our website at www.pstr.com. Information on our website is not part of this document. We also provide, free of charge on our website, our filings with the SEC, including our annual reports, quarterly reports and current reports, along with any amendments thereto, as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC.

You may also find information related to our corporate governance, board committees and company code of ethics at our website. Among the information you can find there is the following:

•Audit Committee Charter;

•Compensation Committee Charter;

•Nominating, Corporate Governance, Safety and Environment Committee Charter; and

•Code of Business Conduct and Ethics.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

Energy prices are very volatile, and if commodity prices are depressed or decline, our revenues, profitability and cash flows will be adversely affected.

The prices we receive for our oil and gas production heavily influence our revenue, profitability, access to capital and future rate of growth. Oil and gas are commodities; therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Although we have recently focused our development efforts on crude oil, approximately 92.6% of our production in 2013 was natural gas. The prices that we receive for our production, and the levels of our production, depend on a variety of factors that are beyond our control, such as:

•the levels and location of oil and gas supply and demand and expectations regarding supply and demand, including the potential long-term impact of an abundance of natural gas from shale on the global natural gas supply;

•price and level of foreign imports of oil and gas;

•level of consumer product demand;

•weather conditions;

•overall domestic and global economic conditions;

•political and economic conditions in oil and gas producing countries, including embargoes and continued hostilities in the Middle East and other sustained military campaigns, acts of terrorism or sabotage;

•actions of the Organization of Petroleum Exporting Countries and other state-controlled oil companies relating to oil price and production controls;

•the impact of the U.S. dollar exchange rates on oil and gas prices;

•technological advances affecting energy consumption;

•governmental regulations and taxation;

•the impact of energy conservation efforts;

•the costs, proximity and capacity of gas pipelines and other transportation facilities; and

•the price and availability of alternative fuels.

Our revenue, profitability and cash flow depend upon the prices and demand for oil and gas, and a drop in prices will significantly affect our financial results and impede our growth. In particular, declines in commodity prices will:

•reduce the amount of cash flow available for capital expenditures, including the drilling of wells and the construction of infrastructure to transport the hydrocarbons produced;

•negatively impact the value of our reserves because declines in oil and gas prices would reduce the amount of oil and gas we can produce economically;

•reduce the drilling and production activity of our third-party customers and increase the rate at which our customers shut in wells; and

•limit our ability to borrow money or raise additional capital.

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

We are exposed to credit risk in the ordinary course of our business activities.

We are exposed to risks of loss in the event of nonperformance by our customers, vendors and other counterparties. Some of our customers, vendors and counterparties may be highly leveraged and subject to their own operating and regulatory risks. Despite our credit review and analysis, we may experience financial losses in our dealings with these and other parties with which we enter into transactions as a normal part of our business activities. Any nonpayment or nonperformance by our customers, vendors or counterparties could have a material adverse impact on our consolidated financial position, results of operations or cash flows.

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

It is not possible to measure underground accumulations of oil and gas in an exact way. Reserve estimation is a subjective process that involves estimating volumes to be recovered from underground accumulations of oil and gas that cannot be directly measured and assumptions concerning future oil and gas prices, production levels and operating and development costs. In estimating our level of oil and gas reserves, we and our independent reserve engineers make certain assumptions that may prove to be incorrect, including assumptions relating to:

•a constant level of future oil and gas prices;

•geological conditions and expected reservoir characteristics based on geological, geophysical and engineering assessments;

•production levels;

•capital expenditures;

•operating and development costs;

•the effects of governmental regulations and taxation; and

•availability of funds.

If these assumptions prove to be incorrect, our estimates of reserves, the economically recoverable quantities of oil and gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and our estimates of the future net cash flows from our reserves could change significantly. Additionally, there has been increased debate and disagreement over the classification of reserves, with particular focus on proved undeveloped reserves. Changing interpretations of the classification standards or disagreements with our interpretations could cause us to write-down reserves.

Our standardized measure is calculated using unhedged oil and gas prices and is determined in accordance with the rules and regulations of the SEC. The present value of future net cash flows from our estimated proved reserves is not necessarily the same as the market value of our estimated proved reserves. The estimated discounted future net cash flows from our estimated proved reserves is based on twelve month average prices and expected costs in effect on the day of estimate. The timing and amount of actual future prices and costs, which affect the present value of the reserves, may be higher or lower than the timing and amounts at the time of the estimate. In addition, the 10% discount factor we use when calculating discounted future net cash flows in compliance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 932, Extractive Activities—Oil and Gas, may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and gas industry in general.

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

Our drilling activities are subject to many risks, including the risk that we will not discover commercially productive reservoirs. The cost of drilling, completing and operating a well is often uncertain, and cost factors, as well as the market price of oil and gas, can adversely affect the economics of a well. Furthermore, our drilling and producing operations may be curtailed, delayed or canceled as a result of other factors, including:

•high costs, shortages or delivery delays of drilling rigs, equipment, labor or other services;

•adverse weather conditions;

•difficulty disposing of water produced as part of our production process;

•equipment failures or accidents;

•title problems;

•pipe or cement failures or casing collapses;

•compliance with environmental and other governmental requirements;

•environmental hazards, such as gas leaks, oil spills, pipeline ruptures and discharges of toxic gases;

•lost or damaged oilfield drilling and service tools;

•loss of drilling fluid circulation;

•unexpected operational events and drilling conditions;

•increased risk of wellbore instability due to horizontal drilling;

•pressure or irregularities in formations;

•unusual or unexpected geological formations;

•natural disasters, such as fires and floods;

•blowouts, surface craterings and explosions; and

•uncontrollable flows of oil, gas or well fluids.

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

To the extent that we engage in risk management activities to protect ourselves from commodity price fluctuations, we may be prevented from realizing the full benefits of price increases above the levels of the derivative instruments used to manage price risk. In addition, our hedging arrangements may expose us to the risk of financial loss in certain circumstances, including instances in which:

•our production falls short of the hedged volumes;

•a sudden unexpected event materially impacts oil and natural gas prices;

•the counterparties to our hedging or other price risk management contracts fail to perform under those arrangements; and

•there is a widening of price-basis differentials between delivery points for our production and the delivery point assumed in the hedge arrangement.

The Dodd-Frank Act and implementing regulations could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

In 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  Among other things, the Dodd-Frank Act requires the CFTC and the SEC to enact regulations affecting derivative contracts, including the derivative contracts we use to hedge our exposure to price volatility through the over-the-counter market.

The CFTC and SEC have adopted several regulations implementing the Dodd-Frank Act and are considering several additional proposed regulations.  For example, the CFTC has issued final rules requiring centralized clearing of certain categories of swaps and is considering expanding this requirement to additional swap categories, including commodity swaps.  We could be required either to clear our swap transactions or claim an exemption from clearing for swaps used for hedging purposes.  In addition, the CFTC has proposed regulations implementing position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents (with exemptions for certain bona fide hedging transactions). The impact of such regulations upon our business is not yet clear. Certain of our hedging and trading activities and those of our counterparties may be subject to the position limits, which may reduce our ability to enter into hedging transactions.

While it is not possible at this time to predict when the CFTC will finalize certain other related rules and regulations, the Dodd-Frank Act and related regulations may require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although whether these requirements will apply to our business is uncertain at this time. If the regulations ultimately adopted require that we post margin for our hedging activities or require our counterparties to hold margin or maintain capital levels, the cost of which could be passed through to us, or impose other requirements that are more burdensome than current regulations, our hedging would become more expensive and we may decide to alter our hedging strategy.

The Dodd-Frank Act and implementing regulations may significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, restrict our flexibility in conducting trading and hedging activity and increase our exposure to less creditworthy counterparties.  If we reduce our use of derivative contracts as a result of the new requirements, our results of operations may become more volatile and cash flows less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural-gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas.  Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Because of our lack of asset and geographic diversification, adverse developments in our operating areas would adversely affect our results of operations.

A substantial portion of our assets are located in the Cherokee Basin. As a result, our business is disproportionately exposed to adverse developments affecting this region. Potential adverse developments could result from, among other things, changes in governmental regulation, capacity constraints with respect to the pipelines connected to our wells, curtailment of production, natural disasters or adverse weather conditions in or affecting these regions. Due to our lack of diversification in asset type and location, an adverse development in our business or this operating area would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets and operating areas.

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

There are a variety of risks inherent in our operations that may generate liabilities, including contingent liabilities, and financial losses to us, such as:

•damage to wells, pipelines, related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires and other natural disasters and acts of terrorism;

•inadvertent damage from construction, farm and utility equipment;

•leaks of gas or oil spills as a result of the malfunction of equipment or facilities;

•fires and explosions; and

•other hazards that could also result in personal injury and loss of life, pollution and suspension of operations.

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

We remain highly leveraged.

At December 31, 2013, we had $101.6 million of contractual commitments outstanding, consisting of debt service requirements and non-cancelable operating lease and purchase obligation commitments. Of such amount, $92.0 million was outstanding under our $200 million secured borrowing base revolving credit facility with a current borrowing base of $115 million.

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

Our future level of debt could have important consequences, including the following:

•our ability to obtain additional debt or equity financing, if necessary, for drilling, expansion, working capital and other business needs may be impaired or such financing may not be available on favorable terms;

•a substantial decrease in our revenues as a result of lower oil and gas prices, decreased production or other factors could make it difficult for us to pay our liabilities. Any failure by us to meet these obligations could result in litigation, non-performance by contract counterparties or bankruptcy;

•our funds available for operations and future business opportunities will be reduced by that portion of our cash flow required to make principal or interest payments on our debt;

•we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and

•our flexibility in responding to changing business and economic conditions may be limited.

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

Our credit agreement has substantial restrictions and financial covenants that restrict our business and financing activities.

The operating and financial restrictions and covenants in our credit agreement restrict our ability to finance future operations or capital needs and to engage, expand or pursue our business activities. Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by our results of operations and financial conditions and events or circumstances beyond our control. If market or other economic conditions do not improve, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our credit agreement, our indebtedness may become immediately due and payable, the interest rates on our credit agreement may increase and the lenders’ commitment, if any, to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments in which event we may be forced to file for bankruptcy.

For a description of our credit facility, please read Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement” and Note 10 in Part II, Item 8.

An increase in market interest rates will cause our debt service obligations to increase.

Borrowings under our credit agreement bear interest at floating rates. The rates are subject to adjustment based on fluctuations in market interest rates. An increase in the interest rates associated with our floating-rate debt would increase our debt service costs and affect our results of operations and cash flow. In addition, an increase in our interest expense could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.

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

In volatile financial markets, the cost of raising money in the debt and equity capital markets can fluctuate widely and the availability of funds from those markets may diminish significantly. Our ability to access certain capital markets such as the market for high yield debt may be limited due to our size. The difficult financial environment may also limit the number of prospects for potential joint venture, asset monetization, or other capital raising transactions that we may pursue in the future or reduce the values we are able to realize in those transactions. As a result of these factors, we cannot be certain that funding will be available if needed and to the extent required, on acceptable terms. If we cannot meet our capital needs, we may be unable to implement our development plan, enhance our existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our production, revenues and results of operations.

Strategic determinations, including the allocation of capital and other resources to strategic opportunities, are challenging, and our failure to appropriately allocate capital and resources among our strategic opportunities may adversely affect our financial condition and reduce our growth rate.

Our future growth prospects are dependent upon our ability to identify optimal strategies for our business. In developing our business plan, we considered allocating capital and other resources to various aspects of our businesses including well-development (primarily drilling), reserve acquisitions, exploratory activity, corporate items and other alternatives. We also considered our likely sources of capital. Notwithstanding the determinations made in the development of our 2014 budget, business opportunities not previously identified periodically come to our attention, including possible acquisitions and dispositions. If we fail to identify optimal business strategies, or fail to optimize our capital investment and capital raising opportunities and the use of our other resources in furtherance of our business strategies, our financial condition and growth rate may be adversely affected. Moreover economic or other circumstances may change from those contemplated by our 2014 budget, and our failure to recognize or respond to those changes may limit our ability to achieve our objectives.

Our ability to produce oil and gas could be impaired if we are unable to acquire adequate supplies of water.

The recent drought, which began in 2011 and covered 80% of the contiguous United States with at least abnormally dry conditions, may impair our ability to obtain the water required for our drilling operations as government officials ration water supplies crucial to energy exploration. In the hardest-hit areas, water-management districts have warned residents and businesses to curtail usage from rivers, lakes and aquifers. The shortage is forcing exploration and production companies to buy water from farmers, irrigation districts and municipalities and is increasing the cost of the water. Our inability to locate sufficient amounts of water at reasonable prices could adversely impact our operations, particularly with respect to our Central Oklahoma oil producing properties.

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

In the event (1) water produced from our projects fails to meet the quality requirements of applicable regulatory agencies, (2) our wells produce water in excess of the applicable volumetric permit limits, (3) the disposal wells fail to meet the requirements of all applicable regulatory agencies, or (4) we are unable to secure access to disposal wells with sufficient capacity to accept all of the produced water, we may have to shut in wells, reduce drilling activities, or upgrade facilities for water handling or treatment. The costs to dispose of this produced water may increase if any of the following occur:

•we cannot obtain future permits from applicable regulatory agencies;

•water of lesser quality or requiring additional treatment is produced;

•our wells produce excess water;

•new laws and regulations require water to be managed or disposed in a different manner; or

•costs to transport the produced water to the disposal wells increase.

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

Recent and future environmental laws and regulations, including additional federal and state restrictions on greenhouse gas emissions (“GHG”) in response to climate change concerns, may increase our capital and operating costs and also reduce the demand for the oil and natural gas we produce. The oil and gas industry is a direct source of certain GHG emissions, such as carbon dioxide and methane, and future restrictions on such emissions could impact our future operations. The EPA issued the Final Mandatory Reporting of Greenhouse Gases Rule, which required certain sources and other facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year to begin collecting GHG emissions data under a new reporting system as of January 1, 2010. In November 2010, the EPA issued final regulations requiring the annual reporting of GHG emissions from qualifying facilities in the upstream oil and natural gas sector, including onshore production (Subpart W). Although the Mandatory Reporting Rule does not control GHG emission levels from any facilities, it has caused us to incur monitoring and reporting costs for emissions subject to the rule. In addition, relatively large sources of GHG emission are subject to permitting requirements, which could be expanded in the future to include smaller sources.

Federal or state legislative or regulatory initiatives that regulate or restrict emissions of GHGs in areas in which we conduct business, as well as private legal actions brought under common law theories for alleged climate change impacts, could adversely affect the demand for our products and could increase the costs of our operations, including costs to operate and maintain our facilities, obtain and comply with permits, install new emission controls on our facilities, acquire allowances to authorize our GHG emissions, pay any taxes related to our GHG emissions and/or administer and manage a GHG program. Reductions in our revenues or increases in our expenses as a result of climate legislative and regulatory initiatives or litigation could have a material adverse effect on our business.

Federal and state laws require new and modified sources of air pollutants to obtain permits prior to commencing construction. We may incur expenditures in the future for air pollution control equipment in connection with obtaining or maintaining permits and approvals for air emissions.

The Endangered Species Act (“ESA”), restricts activities that may affect endangered or threatened species or their habitats. The designation of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans or limit future development activity in the affected areas.

Federal legislation and state legislative and regulatory initiatives relating to oil and gas operations, including hydraulic fracturing, could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is an essential and common practice in the oil and gas industry used to stimulate production of natural gas and/or oil from dense subsurface rock formations. We routinely employ hydraulic fracturing in our drilling activity. Hydraulic fracturing involves using water, sand, and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore. The process is typically regulated by state oil and natural gas commissions; however, the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act “SDWA”. On February 11, 2014, the EPA released guidance and an interpretative memorandum clarifying that SDWA permit requirements apply to hydraulic fracturing activities using diesel fuels and indicating EPA’s intent to make decisions on such permitting on a case-by-case basis. In addition, Congress has considered legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic-fracturing process. Moreover, on November 23, 2011, the EPA announced that it was granting in part a petition to initiate a rulemaking under the Toxic Substances Control Act, relating to chemical substances and mixtures used in oil and gas exploration and production. Further, on May 24, 2013 the U.S. Department of the Interior published a proposed rule in the Federal Register that includes disclosure requirements and other mandates for hydraulic fracturing on federal lands.

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

Further, on April 17, 2012, the EPA issued final rules that subject oil and gas operations (production, processing, transmission, storage and distribution) to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAPS”) programs. The rules establish specific new requirements for emissions from compressors, controllers, dehydrators, storage tanks, gas processing plants and certain other equipment and include NSPS standards for completions of hydraulically fractured natural gas wells. Until January 1, 2015, these standards require owners/operators to reduce Volatile Organic Compound emissions from natural gas not sent to the gathering line during well completion either by flaring using a completion combustion device or by capturing the gas using green completions with a completion combustion device. Beginning January 1, 2015, operators must capture the gas and make it available for use or sale, which can be done through the use of green completions. Since promulgating final rules, the EPA has reconsidered aspects of them and litigation challenging the rules is ongoing. We are currently evaluating the effect these rules could have on our business and believe that these rules could result in increased operating costs.

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

Certain U.S. federal income tax preferences currently available with respect to oil and natural gas production may be eliminated as a result of future legislation.

The Obama administration's most recent budget proposal and other recently proposed legislation have included the elimination of certain key U.S. federal income tax incentives currently available to oil and gas exploration and production. If enacted into law, these proposals would eliminate certain tax preferences applicable to taxpayers engaged in the exploration or production of natural resources. Proposed changes to such tax incentives include, but are not limited to (1) the repeal of the percentage depletion allowance for oil and gas properties, (2) the elimination of current deductions for intangible drilling and development costs, (3) the elimination of the deduction for U.S. production activities and (4) the increase in the amortization period from two years to seven years for geophysical costs paid or incurred in connection with the exploration for or development of, oil and gas within the United States. It is unclear whether any such changes will be enacted or how soon any such changes would become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could negatively affect our consolidated financial position, results of operations or cash flows.

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

Our acquisitions may involve number risks, including:

•operating a larger combined organization and adding operations;

•difficulties in assimilating and operating the assets and operations of the acquired business, particularly if the assets acquired are in a new geographical area;

•risk that oil and natural gas reserves acquired may not be of the anticipated magnitude or may not be developed as anticipated;

•loss of significant key employees from the acquired business;

•diversion of management’s attention from other business concerns;

•failure to realize expected profitability or growth;

•failure to realize expected synergies and cost savings;

•coordinating geographically disparate organizations, systems and facilities; and

•coordinating or consolidating corporate and administrative functions.

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

White Deer Energy L.P. and its affiliates (“White Deer”) beneficially own approximately 60%, as of March 3, 2014, of our common stock after giving effect to the exercise of their outstanding warrants, giving White Deer control in corporate transactions and other matters, including a sale of our Company, as well as potentially diluting the profits of the Company.

At March 3, 2014, including 10,958,601 common shares owned and 20,161,351 warrants, White Deer beneficially owns 31,119,952 shares, or approximately 60%, of our common stock. By exercising their warrants, White Deer can benefit from their respective percentage of all of our profits and growth. In addition, we have agreed to issue White Deer additional warrants on each quarterly dividend payment date of the Series A Preferred Stock prior to December 31, 2014, on which dividends are not paid in cash but instead accrue. The voting power of the Series B Preferred Stock issued with certain of the warrants is limited to 45% of the votes applicable to all outstanding voting stock. In addition, White Deer may vote any shares of common stock held by it without regard to that limit.

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

•volatility of oil and gas prices;

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

ITEM 3. LEGAL PROCEEDINGS

We are subject, from time to time, to certain legal proceedings and claims in the ordinary course of conducting our business. We will record a liability related to our legal proceedings and claims when we have determined that it is probable that we will be obligated to pay and the related amount can be reasonably estimated, and we will disclose the related facts in the notes to our financial statements, if material. If we determine that an obligation is reasonably possible, we will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made. Like other oil and gas producers and marketers, our operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Therefore, it is extremely difficult to reasonably quantify future environmental related expenditures. For further discussion of lawsuits and related contingencies, see Note 14 in Part II, Item 8. “Financial Statements and Supplementary Data.”

The trial set in Delaware of CEPM’s suit against Constellation Energy Partners, LLC and Sanchez Energy Partners I, LP, et al. has been postponed indefinitely based on an anticipated settlement. While nothing has yet been finalized, the proposed settlement contemplates the Company recovering a target of $21.6 million by way of the sale of all of its A Units to CEP and Sanchez, followed by the orderly disposition of its Class B Units in a combination of a sale or sales to Sanchez and various blocks or other market transactions in the course of 2014. The settlement as currently proposed would eliminate all disputes between the parties and position the Company to redeploy its capital into oil-focused development projects primarily in Central Oklahoma. While there can be no assurance of success, it is hoped that the settlement will be finalized in early 2014. For further discussion see Note 8 in Part II, Item 8. “Financial Statements and Supplementary Data.”

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S  COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ Stock Market LLC under the symbol “PSTR.” The table below presents the intraday high and low price for each quarter for the prior two fiscal years.

Quarter Ended	High	Low
2012
March 31	$4.00	$2.82
June 30	$3.10	$1.33
September 30	$2.68	$1.34
December 31	$1.88	$1.25
2013
March 31	$2.20	$1.45
June 30	$1.81	$1.22
September 30	$2.10	$1.08
December 31	$1.65	$1.11

The closing price of our common stock on March 3, 2014 was $1.30 per share. At March 3, 2014, there were 31,437,312 shares of common stock outstanding held of record by approximately 405 stockholders. Warrants to purchase 20,161,351 shares of our common stock at a weighted average exercise price of $1.54 per share were outstanding and held by White Deer. Warrants to purchase 224,608 shares of our common stock at an exercise price of $7.57 per share were outstanding and held by Constellation Energy Group (“CEG”).

Dividends

The payment of dividends on our common stock is within the discretion of the board of directors and is dependent upon many factors. We have not declared any dividends on our common stock and do not anticipate paying any dividends on our common stock in the foreseeable future. Our credit facility contains restrictions on our ability to pay dividends.

Issuer Purchases of Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

We have derived the following selected consolidated financial information for PostRock as of December 31, 2012, and 2013 and for the years ended December 31, 2011, 2012, and 2013 from the audited consolidated financial statements of PostRock included in Part II, Item 8. “Financial Statements and Supplementary Data.” We have derived the selected consolidated financial information of PostRock as of December 31, 2010 and 2011 and from March 6 to December 31, 2010, and of our Predecessors as of December 31, 2009 and for the period from January 1 to March 5, 2010, and the year ended December 31, 2009, from PostRock’s and the Predecessors’ audited consolidated financial information included in its SEC filings.

	Predecessors
	Year Ended	January 1 to	March 6 to
	December 31,	March 5,	December 31,	Year Ended December 31,
	2009	2010	2010	2011	2012	2013

	(in thousands, except per share data)
Statement of Operations Data
Revenues
Oil and gas sales	$79,893	$18,659	$69,277	$79,887	$52,551	$69,689
Gathering	7,760	1,076	4,771	5,239	2,444	2,611
Total	87,653	19,735	74,048	85,126	54,995	72,300
Costs and expenses
Production expense	55,961	8,645	38,329	47,136	42,213	40,085
General and administrative	38,006	5,458	17,682	16,005	14,810	15,990
Litigation reserve	1,030	—	1,640	11,592	—	—
Depreciation, depletion and amortization	39,438	3,574	15,835	24,088	27,669	27,369
(Gain) loss on disposal of assets	25	—	(13,572)	(10,557)	295	(194)
Impairment of assets	215,068	—	—	—	5,919	—
Recovery of misappropriated funds	(3,412)	—	(1,592)	—	—	—
Acquisition costs	—	—	—	—	—	348
Total	346,116	17,677	58,322	88,264	90,906	83,598
Operating income (loss)	(258,463)	2,058	15,726	(3,138)	(35,911)	(11,298)
Other income (expense)
Gain (loss) from derivative financial instruments	48,122	25,246	47,870	35,429	6,454	(599)
Gain (loss) from equity investment	—	—	—	(4,607)	(5,174)	6,768
Gain on forgiveness of debt	—	—	2,909	1,647	255	—
Other income (expense), net	108	(4)	(24)	207	111	12
Interest expense, net	(25,488)	(4,705)	(17,994)	(10,151)	(10,452)	(3,739)
Total	22,742	20,537	32,761	22,525	(8,806)	2,442
Income (loss) from continuing operations before income taxes	(235,721)	22,595	48,487	19,387	(44,717)	(8,856)
Income taxes	—	—	—	—	—	180
Income (loss) from continuing operations	(235,721)	22,595	48,487	19,387	(44,717)	(9,036)
Income (loss) from discontinued operations	(56,599)	(859)	(3,266)	643	(2,855)	—
Net income (loss)	(292,320)	21,736	45,221	20,030	(47,572)	(9,036)
Net (income) loss attributable to noncontrolling interest	147,398	(9,958)	—	—	—	—
Net income (loss) attributable to controlling interest	(144,922)	11,778	45,221	20,030	(47,572)	(9,036)
Preferred dividends	—	—	(1,980)	(7,779)	(9,083)	(11,047)
Accretion of redeemable preferred stock	—	—	(327)	(1,580)	(2,238)	(3,283)
Net income (loss) available to common stock	$(144,922)	$11,778	$42,914	$10,671	$(58,893)	$(23,366)
Net income (loss) from continuing operations per share
Basic	$(2.77)	$0.39	$5.69	$1.14	$(4.12)	$(0.93)
Diluted	$(2.77)	$0.39	$4.97	$0.67	$(4.12)	$(0.93)
Balance Sheet Data (at end of period)
Total assets	$283,655	$310,234	$296,812	$306,711	$146,663	$183,082
Noncurrent liabilities excluding debt	$15,121	$17,148	$13,831	$20,903	$13,822	$79,493
Long-term debt	$19,295	$20,251	$209,721	$190,000	$57,500	$92,000
Redeemable preferred stock	$—	$—	$50,622	$56,736	$73,152	$23,828

Comparability of information in the above table between years is affected by, among other things, (1) changes in the annual average prices for oil and natural gas, (2) our investment in CEP during 2011, (3) investigation and litigation costs associated with the misappropriation in 2009, (4) the Recombination in 2010 and expenses related to the Recombination in 2009 and 2010, (5)

impairment of production properties of $215.1 million in 2009 and $5.9 million in 2012, (6) the sale of some of our Appalachian Basin oil and gas properties in 2010 and 2011, (7) the sale of KPC in 2012 and (8) increased oil production in 2013 related to drilling and development activity.

ITEM 7.MANAGEMENT’S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying consolidated financial statements, including the notes thereto, contain detailed information that should be read in conjunction with the following discussion.

Overview of Our Company

We are an independent oil and gas company engaged in the acquisition, exploration, development, production and gathering of crude oil and natural gas. Our primary production activity is focused in the Cherokee Basin, a 15-county region in southeastern Kansas and northeastern Oklahoma, and Central Oklahoma. We also have minor oil and gas producing properties in the Appalachian Basin. We previously owned an interstate natural gas pipeline which was sold in September 2012, and we report its results as a discontinued operation in our financial statements.

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

We are currently focused on increasing the percentage of oil and liquids in our production and reserves. As of and for the year ended December 31, 2012, our reserves and our production on an energy equivalent basis, included 19% and 3.4% oil, respectively. As of and for the year ended December 31, 2013, those percentages had increased to 23% and 7.4%, respectively. Our plan is to direct the substantial majority of development capital in 2014 toward oil weighted projects to continue accumulating oil production and reserve growth.

Key Factors Affecting Our Results of Operations

•Realized natural gas prices were $3.55/Mcf during 2013 compared to $2.68/Mcf in 2012 and $3.98/Mcf in 2011.

•Low natural gas prices have resulted in reduced natural gas development, which has led to a decline in our natural gas production. Our natural gas production was 14.5 Bcf in 2013, 16.4 Bcf in 2012 and 18.3 Bcf in 2011.

•Realized oil prices were $94.56/Bbl during 2013 compared to $90.13/Bbl in 2012 and $90.60/Bbl in 2011.

•High oil prices have resulted in an increased focus on oil development, which has led to an increase in our oil production. Our oil production was 192,474 barrels in 2013, 95,863 barrels in 2012 and 78,087 barrels in 2011.

•We continued to focus on reducing our costs in both our field operations and our Oklahoma City office.

•Our employee headcount was 209, 216 and 301, at December 31, 2013, 2012 and 2011, respectively.

•Lease operating expenses and gathering expenses were $35.1 million during 2013 compared to $37.6 million in 2012 and $39.8 million in 2011.

•General and administrative expenses were $16.0 million during 2013 compared to $14.8 million in 2012 and $16.0 million in 2011.

•We closed three acquisitions in 2013 related to oil and gas properties in Central Oklahoma with a  total purchase price of approximately $13.0 million.

How We Evaluate Our Operations

Management uses and expects to continue to use a variety of financial and operational metrics to analyze performance and the health of the business. These metrics focus on rates of return and cost efficiency with an emphasis on cash costs. A few of the metrics we focus on include: (1) volume and mix of production and reserves; (2) reserve life; (3) lease operating expense, gathering expense and general and administrative expense; (4) gathering throughput volumes, fuel consumption by our facilities and natural gas sales volumes; and (5) debt balances.

General Trends and Outlook

Realized Prices

We sell our Cherokee Basin gas production based on the Southern Star index. We sell the majority of our natural gas in the Appalachian Basin based on the Dominion Southpoint index, with the remainder sold on a local basis. The Southern Star prices typically are at a discount to the NYMEX pricing at Henry Hub, the regional pricing point, whereas Appalachian prices typically are at a premium to NYMEX pricing. During 2013, the basis discount in the Cherokee Basin ranged from $0.03 to $0.33/MMBtu. According to the U.S. Energy Information Administration (“EIA”), the Henry Hub spot price averaged $3.73 per MMBtu in 2013. NYMEX strip prices at March 3, 2014, average $4.54/MMBtu, $4.33/MMBtu, and $4.26/MMBtu for the forward 12, 24 and 36 month period, respectively. We sell the majority of our oil production under a contract priced at a fixed discount to NYMEX WTI oil prices. Oil and natural gas prices historically have been very volatile and will likely continue to be so in the future.

We utilize our hedging program to attempt to mitigate the risk that variability of commodity pricing creates for our cash flows. See Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report on Form 10-K for further details on our hedging activity.

Supply and Demand of Oil and Gas

North American crude oil and natural gas prices have historically been volatile based on supply and demand dynamics and we expect this volatility to continue into 2014. Although natural gas prices improved in 2013 compared to 2012, natural gas continues to be challenged due to an imbalance between supply and demand across North America. However, arctic air movements across North America during the early weeks of 2014 have caused natural gas demand to surge. As storage inventories have significantly declined in response to the recent weather conditions, natural gas prices have surpassed $5 per Mcf for the first time since the summer of 2010. Further helping demand, new uses of natural gas in industrial, power and other sectors will continue to help support price dynamics. Nevertheless, we still expect natural gas prices to be range-bound as natural gas supply continues to grow. Looking to 2014, we expect natural gas prices will remain relatively consistent or possibly increase moderately from 2013 levels.

Crude oil prices remained relatively stable throughout 2013, and oil continues to be more valuable than natural gas on a relative energy-equivalent basis. As a result, we and other producers have been focused on growing oil production. North American crude oil supply continues to increase due to the continued use of horizontal drilling technology throughout the United States. Global crude oil demand is expected to grow with supply in 2014. As crude oil supply grows, transportation capacity to downstream markets will be increasingly important. Bottlenecks and other transportation limitations may continue to add volatility among U.S. grades of oil. However, we expect 2014 oil prices will remain relatively consistent with 2013.

Drilling Programs

Our 2013 exploration and development capital expenditures totaled $40.0 million. Included in the $40.0 million, we successfully completed 152 new wells and recompleted 62 wells in the Cherokee Basin, completed three new wells and recompleted nine wells in Central Oklahoma, and recompleted a well in the Appalachian Basin. Our development activity in 2013 was directed toward increasing oil production and reserves in response to the low natural gas price environment. As a result of oil focused development, oil production in 2013 increased 101% over the prior year to 192,474 barrels while oil reserves increased from 2.7 MMBbl at year-end 2012 to 4.4 MMBbl at year-end 2013.

One of our most significant projects has been to reconfigure our entire compression system in the Cherokee Basin. This program was piloted with a proof of concept phase in 2012 and began to be fully implemented in 2013. We expect the project to be complete in the first half of 2014. The project is expected to cost approximately $8.2 million, with roughly $5.5 million of the project cost in 2014, and result in compression rental savings of approximately $3.2 million per year and to reduce fuel use of about 2.5 MMcf/d as compared to what it was prior to the project.

Our focus for 2014 will continue to be on growing the percentage of oil included in our production and reserves through development, leasing, and opportunistic acquisitions. We have budgeted approximately $15.0 million for exploration and developmental drilling with the majority of our budget focused on horizontal oil wells in Central Oklahoma. If attractive opportunities arise, additional capital may be directed towards further oil development in Central Oklahoma. We intend to fund our 2014 capital expenditures with cash flow from operations and availability under our credit facility.

Results of Operations

Year ended December 31, 2012 compared to the year ended December 31, 2013

The following table presents financial and operating data for the fiscal years ended December 31, 2012 and 2013.

	Year Ended December 31,
	2012	2013	Increase/(Decrease)

	($ in thousands, except per unit data)
Natural gas sales	$43,911	$51,489	$7,578	17.3%
Crude oil sales	$8,640	$18,200	$9,560	110.6%
Gathering revenue	$2,444	$2,611	$167	6.8%
Production expense	$42,213	$40,085	$(2,128)	(5.0)%
Depreciation, depletion and amortization	$27,669	$27,369	$(300)	(1.1)%
Impairment of oil and gas assets	$5,919	$—	$(5,919)	(100.0)%
Gain (loss) on disposal of assets	$(295)	$194	$489	(165.8)%
Sales Data - Volumes
Natural gas sales (MMcf)	16,389	14,521	(1,868)	(11.4)%
Oil sales (Bbls)	95,863	192,474	96,611	100.8%
Total sales (MMcfe)	16,964	15,676	(1,288)	(7.6)%
Average daily sales (MMcfe/d)	46.3	42.9	(3.4)	(7.3)%
Average Sales Price per Unit
Natural gas (Mcf)	$2.68	$3.55	$0.87	32.3%
Oil (Bbl)	$90.13	$94.56	$4.43	4.9%
Natural gas equivalent (Mcfe)	$3.10	$4.45	$1.35	43.5%
Average Unit Costs per Mcfe
Production expense	$2.49	$2.56	$0.07	2.8%
Depreciation, depletion and amortization	$1.63	$1.75	$0.12	7.4%

Natural gas sales increased  $7.6 million, or 17.3%, from $43.9 million for the year ended December 31, 2012, to $51.5 million for the year ended December 31, 2013. Higher realized natural gas prices increased revenues by $12.6 million while lower volumes decreased revenues by $5.0 million. Natural gas volumes decreased 1.9 Bcf due to continued suspension of our gas development throughout 2013 as oil development remained more attractive economically. Crude oil revenues increased $9.6 million, or 110.6%, from $8.6 million for the year ended December 31, 2012 to $18.2 million for the year ended December 31, 2013. Increased oil volumes contributed $8.7 million of the increase in oil revenues. Average realized natural gas prices increased from $2.68 per Mcf in 2012 to $3.55 per Mcf in 2013 while average oil prices increased from $90.13 per barrel in 2012 to $94.56 per barrel in 2013. Oil and gas sales exclude realized gains or losses from our derivative financial instruments.

Gathering revenue increased $167,000, or 6.8%, from $2.4 million for the year ended December 31, 2012, to $2.6 million for the year ended December 31, 2013. The increase was due to higher gas prices during 2013.

Production expense consists of lease operating expenses, severance and ad valorem taxes and gathering expense. Production expense decreased $2.1 million, or 5.0%, from $42.2 million for the year ended December 31, 2012, to $40.1 million for the year ended December 31, 2013. Expense in 2012 included a $368,000 charge related to field reorganization. When this charge is excluded, production costs decreased $1.8 million, or 4.2%, from the prior year adjusted cost of $41.8 million. Lower compressor rental costs of $1.1 million, lower repairs and maintenance of $635,000,  lower workover costs of $486,000, lower ad valorem taxes of $271,000, and reductions in other operational areas were partially offset by higher production taxes of $614,000 and higher electricity costs of $263,000. As a result of lower production volume, production expense per Mcfe increased from $2.49, or an adjusted $2.47, per Mcfe for the year ended December 31, 2012, to $2.56 per Mcfe for the year ended December 31, 2013.

Depreciation, depletion and amortization remained relatively consistent from the prior year as it decreased $300,000 from $27.7 million for the year ended December 31, 2012, to $27.4 million for the year ended December 31, 2013. On a per unit basis, we had an increase of $0.12 per Mcfe from $1.63 per Mcfe for the year ended December 31, 2012, to $1.75 per Mcfe for the year ended December 31, 2013.

General and administrative expenses increased $1.2 million, or 8.0%, from $14.8 million for the year ended December 31, 2012, to $16.0 million for the year ended December 31, 2013. The 2012 period included a $503,000 charge related to reorganization of our Oklahoma City office and $2.2 million of non-cash compensation. Expense in 2013 included $1.6 million of legal fees related to the litigation with CEP and Sanchez Energy, a $454,000 workman’s compensation charge, and $4.3 million of non-cash compensation. Excluding these charges, general and administrative expenses totaled $9.7 million, or 20.1%, lower than the prior year. The decrease was due primarily to reduced wages, benefits and bonuses of $601,000, higher capitalized labor of $434,000, and lower contract labor and other services of $299,000.

Other income (expense) consists primarily of realized and unrealized gains or losses from derivative instruments, gain or loss from equity investment, and net interest expense. We recorded a realized gain of $73.2 million and loss of $2.3 million on our derivative contracts for the years ended December 31, 2012 and 2013, respectively. We recorded a $66.7 million unrealized loss and a $1.7 million unrealized gain on our derivative contracts for the years ended December 31, 2012 and 2013, respectively. During 2012, we exited our above-market natural gas swap contracts, originally scheduled to settle in 2013, for proceeds of $30.2 million. These proceeds are included in the 2012 realized gains disclosed above. We recorded a mark-to-market loss of $5.2 million and a mark-to-market gain of $6.8 million on our equity investment in CEP for the years ended December 31, 2012 and 2013, respectively. The gain in 2013 was the result of an increase in the market price of CEP’s publicly traded equity, which consequently increased the value of our investment. Interest expense, net, was $10.5 million and $3.7 million for the years ended December 31, 2012 and 2013, respectively. Interest expense was lower as a result of reduced debt. We recorded a gain on forgiveness of debt of $255,000 for the year ended December 31, 2012 as a result of the restructuring of the QER Loan, discussed in Note 10 in Part II, Item 8. “Financial Statements and Supplementary Data.” There was no gain on forgiveness of debt for the year ended December 31, 2013.

We recorded a loss from discontinued operations of $2.9 million for the year ended December 31, 2012. The loss was related to the operations and subsequent sale of our interstate natural gas pipeline. There were no discontinued operations for the year ended December 31, 2013.

Year ended December 31, 2011 compared to the year ended December 31, 2012

The following table presents financial and operating data for the fiscal years ended December 31, 2011 and 2012.

	Year Ended December 31,
	2011	2012	Increase/(Decrease)

	($ in thousands, except per unit data)
Natural gas sales	$72,812	$43,911	$(28,901)	(39.7)%
Crude oil sales	$7,075	$8,640	$1,565	22.1%
Gathering revenue	$5,239	$2,444	$(2,795)	(53.3)%
Production expense	$47,136	$42,213	$(4,923)	(10.4)%
Depreciation, depletion and amortization	$24,088	$27,669	$3,581	14.9%
Impairment of oil and gas assets	$—	$5,919	$5,919	* %
Gain (loss) on disposal of assets	$10,557	$(295)	$(10,852)	* %
Sales Data - Volumes
Natural gas sales (MMcf)	18,309	16,389	(1,920)	(10.5)%
Oil sales (Bbls)	78,087	95,863	17,776	22.8%
Total sales (MMcfe)	18,778	16,964	(1,814)	(9.7)%
Average daily sales (MMcfe/d)	51.4	46.3	(5.1)	(9.9)%
Average Sales Price per Unit
Natural gas (Mcf)	$3.98	$2.68	$(1.30)	(32.7)%
Oil (Bbl)	$90.60	$90.13	$(0.47)	(0.5)%
Natural gas equivalent (Mcfe)	$4.25	$3.10	$(1.15)	(27.1)%
Average Unit Costs per Mcfe
Production expense	$2.51	$2.49	$(0.02)	(0.8)%
Depreciation, depletion and amortization	$1.28	$1.63	$0.35	27.3%

____________

*   Not meaningful.

Natural gas sales decreased $28.9 million, or 39.7%, from $72.8 million for the year ended December 31, 2011, to $43.9 million for the year ended December 31, 2012. Lower realized natural gas prices decreased revenues by $21.3 million while lower volumes decreased revenues by $7.6 million. Natural gas volumes decreased 1.9 Bcf due to suspended gas development during the low gas price environment in 2012 and natural production declines. These decreases were partially offset by higher crude oil revenues of $1.6 million, which increased from $7.1 million during 2011 to $8.6 million during 2012, with most of the increase a result of higher volumes. Average realized natural gas prices decreased from $3.98 per Mcf in 2011 to $2.68 per Mcfe in 2012 while average oil price decreased from $90.60 per barrel in 2011 to $90.13 per barrel in 2012. Oil and gas sales exclude hedge settlements.

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

Other income (expense) consists primarily of gains (losses) from derivative instruments, gain (loss) from equity investment, gain from forgiveness of debt and net interest expense. We recorded realized gains of $33.7 million and $73.2 million on our derivative contracts for the years ended December 31, 2011 and 2012, respectively. We recorded a $1.7 million unrealized gain and a $66.7 million unrealized loss on our derivative contracts for the years ended December 31, 2011 and 2012, respectively. During 2012, we exited our above market natural gas swap contracts originally scheduled to settle in 2013 for proceeds of $30.2 million. These proceeds are included in the realized gains disclosed above. The mark-to-market losses on our equity investment in CEP were $4.6 million and $5.2 million for the years ended December 31, 2011 and 2012, respectively. These losses are the result of a decline in the market price of CEP’s publicly traded equity, which consequently reduced the value of our investment. Interest expense, net, was $10.2 million and $10.5 million for the years ended December 31, 2011 and 2012, respectively. Although our debt was lower in 2012, interest expense was higher due to the $1.2 million write-off of unamortized debt fees associated with our previous credit facility upon the refinancing of that facility in December 2012. We recorded gains on forgiveness of debt of $1.6 million and $255,000 for the years ended December 31, 2011 and 2012, respectively. Both gains are the result of the restructuring of the QER Loan, discussed in Note 10 in Part II, Item 8. “Financial Statements and Supplementary Data.”

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

Liquidity and Capital Resources

Debt Borrowings

Our total debt increased from $57.5 million at December 31, 2012 to $92.0 million at December 31, 2013. The additional debt was used for capital expenditures, including acquisitions. We refinanced our existing credit facility in December 2012, resulting in a new, four-year $200 million senior secured revolving facility.

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

Cash flows from operations totaled $42.7 million, $69.1 million and $11.2 million for the years ended December 31, 2011, 2012 and 2013, respectively. The decrease from 2012 to 2013 is mainly due to the significant reduction in realized cash from derivative contracts in 2013 compared to 2012. The increase from 2011 to 2012 is due to higher realized gains on derivative contracts and lower operating expenses compared to 2011, partially offset by lower revenues in 2012.

Cash flows from investing activities have historically been driven by exploration and development costs, leasehold acquisitions, acquisitions of businesses and sales of oil and gas properties. Net cash used in investing activities was $27.8 million and $49.7 million for the years ended December 31, 2011 and 2013, respectively, compared to net cash received of $35.6 million for the year ended December 31, 2012. Cash used in investing activities in 2013 was largely a result of $52.3 million of capital expenditures. Cash from investing activities in 2012 was the result of $53.4 million in gross proceeds from the KPC sale partially offset by $16.8 million of capital expenditures and $1.5 million set aside as restricted cash prior to our transitioning outstanding letters of credit to our new credit facility. Cash used in investing activities in 2011 was a result of $29.3 million of capital expenditures and $12.9 million of cash for our investment in CEP partially offset by proceeds of $14.4 million (including proceeds of $1.6 million from the sale of stock received as consideration) from asset sales primarily related to the Appalachian Basin sale.

The following table sets forth our capital expenditures, including costs we have incurred but not paid for the periods presented:

	Year Ended December 31,
	2011	2012	2013

	(in thousands)
Capital Expenditures
Leasehold acquisition	$853	$203	$16,590
Exploration	—	—	—
Development	23,825	12,506	40,004
Pipeline	839	563	—
Other items	4,736	4,238	4,093
Total capital expenditures	$30,253	$17,510	$60,687

Cash flows from financing activities have historically been driven by borrowing and repayments on debt instruments, issuances of equity and the costs associated with these activities. Cash used in financing activities was $15.3 million and $104.6 million for the years ended December 31, 2011 and 2012, respectively, while cash from financing activities was $37.9 million for the year ended December 31, 2013. The cash from financing activities in 2013 was from borrowings from our Borrowing Base Facility and from issuance of $4.1 million of our common stock under our at-the-market sales agreement. The cash used in 2012 was primarily debt repayments of $193.0 million to settle our prior credit facilities along with debt and equity issuance costs of $2.3 million. These outflows were partially offset by $57.5 million in proceeds from our Borrowing Base Facility, $32.5 million in proceeds from the issuance of common stock, preferred stock and warrants to White Deer, and $724,000 in proceeds from the issuance of common stock under our at-the-market program described below. The cash used in 2011 was primarily due to $15.3 million in net repayments of debt.

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

White Deer Investment

At December 31, 2013, White Deer holds $102.8 million in liquidation preference of our Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) along with warrants to purchase 20,161,351 shares of our common stock at a weighted average exercise price of $1.54 per share. In addition, White Deer also holds 113,521 shares of our Series B Voting Preferred Stock (the “Series B Preferred Stock”), each share entitled to 100 votes, and 10,958,601 shares of our common stock. Our issuance of equity to White Deer occurred in five transactions as disclosed below.

•On September 21, 2010, we issued to White Deer $60 million initial liquidation preference of our Series A Preferred Stock along with 7  1/2 year warrants to purchase 19,047,619 shares of our common stock at an exercise price of $3.15 per share.

•On February 9, 2012, we issued to White Deer 2,180,233 shares of our common stock at $3.44 per share for an aggregate purchase price of $7.5 million.

•On August 1, 2012, we issued to White Deer 3,076,923 shares of our common stock at $1.95 per share, $6.0 million initial liquidation preference of our Series A Preferred Stock and warrants to purchase 3,076,923 shares of common stock at an exercise price of $1.95 per share. Total proceeds from the issuance were $12.0 million.

•On December 20, 2012, we issued to White Deer 4,577,464 shares of our common stock at $1.42 per share, $6.5 million initial liquidation preference of our Series A Preferred Stock and warrants to purchase 4,577,464 shares of common stock at an exercise price of $1.42 per share. Total proceeds from the issuance were $13.0 million.

•On December 13, 2013, we issued to White Deer 1,123,981 shares of our common stock with a fair value of $1.5 million in exchange for the retirement of warrants exercisable for 22,241,333 shares of our common stock together with a like number of one one-hundredths of a share of Series B Voting preferred Stock that were issued as a unit with the warrants. For additional details, see Note 12 in Part II, Item 8. “Financial Statements and Supplementary Data.”

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

We have not paid cash dividends since White Deer’s initial investment in September 2010 but instead have chosen to increase the liquidation preference on the Series A Preferred Stock by $30.3 million, the cumulative amount of accrued dividends through December 31, 2013. Excluding the warrants retired in the Warrant Exchange, as a result of paying dividends in kind since the initial investment, we have also issued warrants to purchase 12,506,964 shares of our common stock at a weighted average exercise price of $1.48 per share. We are required to redeem the Series A Preferred Stock on March 21, 2018, at 100% of the liquidation preference. See Note 12 in Part II, Item 8 of this Annual Report for further details on the securities issued as a result of White Deer’s investment.

Credit Agreement

On December 20, 2012, we completed a refinancing of our existing revolving credit facility with a new group of banks. The refinancing was structured as an amendment to the existing facility to minimize costs. At refinancing, the existing facility was amended and restated by the Third Amended and Restated Credit Agreement (the “Borrowing Base Facility”). The Borrowing Base Facility, which is currently our sole credit facility, is a $200 million senior secured revolving facility secured by a first lien on substantially all of our assets except the assets of Constellation Energy Partners Management, LLC, one of our consolidated subsidiaries. See Note 10 in Part II, Item 8. in this Annual Report on Form 10-K for a summary of the material terms of this facility.

At December 31, 2013, the borrowing base under the Borrowing Base Facility was $115.0 million with outstanding borrowings of $92.0 million and $1.3 million in outstanding letters of credit. We had $21.7 million available under the Borrowing Base Facility at that date.

Sources of Liquidity in 2013 and Capital Requirements

We rely on our cash flows from operating activities as a source of internally generated liquidity. During two of the past three years, our cash flows from operating activities have been sufficient to fund our investing activities. In 2013 we borrowed $34.5 million to fund capital expenditures. Our long-term ability to generate liquidity internally depends in part on our ability to hedge future production at attractive prices as well as our ability to control operating expenses. We generated cash of $33.7 million and $73.6 million from settlements of our oil and gas derivatives during 2011 and 2012, respectively, while we owed cash of $2.3 million in 2013. The cash we generated in 2012 includes $30.2 million from the early exit of above market natural gas swap contracts originally scheduled to settle in 2013. These contracts were settled early in connection with our debt refinancing in 2012. Our natural gas contracts that settled during 2010 to 2012 were entered into prior to 2010 and were priced in the range of $6.26 to $7.28 per MMBtu. We have natural gas and crude oil swap contracts covering a portion of our production between 2014 to 2016. At March 3, 2014, our outstanding natural gas swaps have a weighted average price of $4.01 per MMBtu while our open crude oil swaps have a weighted average price between $93.07 per barrel. Our outstanding contracts are disclosed below under Commodity Price Risk.

From time to time, we may issue equity to fund certain transactions, such as our CEP investment, to repay outstanding debt and for working capital purposes. As discussed above, we issued additional equity to White Deer on three separate occasions in 2012 for gross proceeds of $32.5 million.

We have an effective $100 million universal shelf registration statement on Form S-3. We are initially limited to selling debt or equity securities under the shelf registration statement in one or more offerings over a 12 consecutive month period for a total initial public offering price not exceeding one third of our public equity float. The registration statement is intended to give us the flexibility to sell securities if and when market conditions and circumstances warrant, to provide funding for growth or other strategic initiatives, for debt reduction or refinancing and for other general corporate purposes. The actual amount and type of securities or combination of securities and the terms of those securities will be determined at the time of sale, if such sale occurs. If and when a particular series of securities is offered, the prospectus supplement relating to that offering will set forth our intended use of the net proceeds. In addition, we have entered into an at-the-market issuance sales agreement with a sales agent relating to the offering from time to time of shares of our common stock under the shelf registration statement. Sales of shares of our common stock, if any, may be made directly on the NASDAQ Global Market, on any other existing trading market for the common stock or through a market maker, or in privately negotiated transactions, subject to our approval. Our sales agreement is limited to the sale of up to a number of shares of common stock with an initial offering price not to exceed the amount that can be sold under the registration statement. As of the date of the sales agreement, such amount is limited to approximately $20.3 million. During the first half of 2013, we sold 2,592,313 shares of common stock under the program for $4.0 million, net of $115,000 in agent commissions. We renewed our at-the-market program in late August 2013. There were no sales of common stock in the third and fourth quarters.

We rely on our Borrowing Base Facility as an external source of long and short-term liquidity. At March 3, 2014, we had $95 million of outstanding borrowings and $20 million of availability under this facility. The borrowing base under our Borrowing Base Facility will be redetermined on May 1, 2014, based on reserves at December 31, 2013. The borrowing base under that facility is determined based on the value of our oil and natural gas reserves at our lenders’ forward price forecasts, which are generally derived from futures prices. With the current availability under our Borrowing Base Facility and expected cash flows from operations, we believe that we have sufficient liquidity to fund our capital expenditures and financial obligations through 2014.

Contractual Obligations

We have certain contractual commitments in the ordinary course of business, including debt service requirements, purchase obligations and operating lease commitments. The following table summarizes these commitments at December 31, 2013:

	Payments Due by Period
		Less Than	1 - 3	4 - 5	More Than
	Total	1 Year	Years	Years	5 Years

	(in thousands)
Borrowing Base Facility	$92,000	$—	$92,000	$—	$—
Interest on bank credit facility (1)	8,652	2,913	5,739	—	—
Purchase obligations	2,374	1,314	1,059	1	—
Operating lease obligations	7,256	3,558	3,315	383	—
Total commitments	$110,282	$7,785	$102,113	$384	$—

____________

(1) Interest due by period is an estimate as the credit facility has variable interest rate.

Off-Balance Sheet Arrangements

At December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such activities.

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

Estimating the future asset retirement liability requires us to make estimates and judgments regarding timing, existence of a liability, as well as what constitutes adequate restoration. We use the present value of estimated cash flows related to our asset retirement obligations to determine the fair value. Present value calculations inherently incorporate numerous assumptions and judgments. These include the ultimate retirement and restoration costs, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing asset retirement liability, a corresponding adjustment will be made to the carrying cost of the related asset. There were no significant revisions for the years ended December 31, 2012 and 2013.

We have not recorded any asset retirement obligations relating to our gathering systems at December 31, 2012 and 2013 because we do not have any legal or constructive obligations relative to asset retirements of the gathering systems (see discussion in Note 9—Asset Retirement Obligations to the consolidated financial statements included in this Annual Report on Form 10-K).

Derivative Instruments

Due to the historical volatility of oil and gas prices, we have implemented a hedging strategy aimed at reducing the variability of prices we receive for our production. Currently, we may use collars, fixed-price swaps and fixed price sales contracts as our mechanism for hedging commodity prices. Our current derivative instruments are not accounted for as hedges for accounting purposes in accordance with FASB ASC 815 Derivatives and Hedging. As a result, we account for our derivative instruments on a mark-to-market basis, and changes in the fair value of derivative instruments are recognized as gains and losses which are included in other income and expense in the period of change. While we believe that the stabilization of prices and production afforded us by providing a revenue floor for our production is beneficial, this strategy may result in lower revenues than we would have if we were not a party to derivative instruments in times of rising natural gas prices. For the year ended December 31, 2013, we recognized a total loss on derivative financial instruments in the amount of $599,000, consisting of a $2.3 million realized loss and a $1.7 million unrealized gain. We currently estimate the fair value of our commodity swaps with a discounted cash flow model utilizing, when possible, published forward commodity price curves and credit adjusted discount rates.

Income Taxes

We record our income taxes using an asset and liability approach in accordance with the provisions of FASB ASC 740 Income Taxes. We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences (primarily property and equipment and the net operating loss carry forward) between the book carrying amounts and the tax bases of assets and liabilities using enacted tax rates at the end of the period. Under FASB ASC 740, the effect of a change in tax rates of deferred tax assets and liabilities is recognized in the year of the enacted change. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2012 and 2013, a full valuation allowance was recorded against our deferred tax assets.

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

Commodity Price Risk

Our most significant market risk relates to the prices we receive for our oil and natural gas production. For example, NYMEX-WTI oil prices during 2013 ranged from a high of $110.53 per barrel to a low of $86.68 per barrel. Meanwhile, NYMEX natural gas futures prices during 2013 ranged from a high of $4.46 per MMBtu to a low of $3.11 per MMBtu. In light of the historical volatility of these commodities, we periodically have entered into, and expect in the future to enter into, derivative arrangements aimed at reducing the variability of the prices we receive for our production.

We have used, and may continue to use, a variety of commodity-based derivative financial instruments, including collars, fixed-price swaps and basis protection swaps. Our fixed price swap transactions are settled based upon NYMEX pricing. Natural gas prices at our primary delivery point in the Cherokee Basin are based on the Southern Star index, which is typically at a discount to the NYMEX pricing at Henry Hub. Settlement for our gas derivative contracts typically occurs in advance of our purchaser receipts.

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

Gains and losses associated with derivative financial instruments related to gas and oil production were as follows for the years indicated.

	2011	2012	2013

	(in thousands)
Realized gain (loss)	$33,692	$73,162	$(2,271)
Unrealized gain (loss)	1,737	(66,708)	1,672
Total gain (loss) from derivative financial instruments	$35,429	$6,454	$(599)

The following table summarizes the estimated volumes, fixed prices and fair value attributable to all oil and natural gas derivative contracts at December 31, 2013.

	Year Ending December 31,
	2014	2015	2016	Total

	($ in thousands, except per unit data)
Natural Gas Swaps
Contract volumes (MMBtu)	10,327,572	8,983,560	7,814,028	27,125,160
Weighted-average fixed price per MMBtu	$4.01	$4.01	$4.01	$4.01
Fair value, net	$(1,800)	$(1,076)	$(720)	$(3,596)
Crude Oil Swaps
Contract volumes (Bbl)	116,076	71,568	65,568	253,212
Weighted-average fixed price per Bbl	$95.19	$92.73	$90.33	$93.24
Fair value, net	$(53)	$281	$340	$568
Total fair value, net	$(1,853)	$(795)	$(380)	$(3,028)

Interest Rate Risk

Although none are currently outstanding, from time to time we may enter into interest rate derivatives to mitigate our exposure to fluctuations in interest rates on variable-rate debt. At December 31, 2013, we had outstanding $92.0 million of variable-rate debt. A 1% increase in our interest rates would increase gross interest expense approximately $920,000 per year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see the accompanying consolidated financial statements and related notes thereto beginning on page F-1.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our principal executive officer (who also currently serves as our principal financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation, such officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our principal executive officer (who also currently serves as our principal financial officer), conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “1992 COSO Framework”). Based on the evaluation performed, we concluded that our internal control over financial reporting as of December 31, 2013, was effective based on the criteria set forth in the 1992 COSO Framework.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information required by Part III, Item 10. is incorporated by reference to our definitive proxy statement which is to be filed with the Securities Exchange Commission no later than 120 days after the end of our fiscal year pursuant to the Securities Exchange Act of 1934, as amended.

ITEM 11.EXECUTIVE COMPENSATION

Information required by Part III, Item 11. is incorporated by reference to our definitive proxy statement which is to be filed with the Securities Exchange Commission no later than 120 days after the end of our fiscal year pursuant to the Securities Exchange Act of 1934, as amended.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Part III, Item 12. is incorporated by reference to our definitive proxy statement which is to be filed with the Securities Exchange Commission no later than 120 days after the end of our fiscal year pursuant to the Securities Exchange Act of 1934, as amended.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Part III, Item 13. is incorporated by reference to our definitive proxy statement which is to be filed with the Securities Exchange Commission no later than 120 days after the end of our fiscal year pursuant to the Securities Exchange Act of 1934, as amended.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Part III, Item 14. is incorporated by reference to our definitive proxy statement which is to be filed with the Securities Exchange Commission no later than 120 days after the end of our fiscal year pursuant to the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of PostRock Energy Corporation:

We have audited the accompanying consolidated balance sheets of PostRock Energy Corporation and subsidiaries (“the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Houston, Texas

March 27, 2014

POSTROCK ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2013

	(in thousands, except
	share and per share data)
ASSETS
Current assets
Cash and equivalents	$525	$37
Restricted cash	1,500	—
Accounts receivable—trade, net	7,207	7,722
Other receivables	180	194
Inventory	990	886
Other	2,100	820
Derivative financial instruments	1,771	54
Total	14,273	9,713
Oil and natural gas properties, full cost method of accounting, net	107,531	141,911
Other property and equipment, net	14,244	14,180
Equity investment	7,820	14,588
Derivative financial instruments	615	652
Other, net	2,180	2,038
Total assets	$146,663	$183,082
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$9,373	$7,406
Revenue payable	4,447	4,397
Accrued expenses and other	4,928	4,055
Derivative financial instruments	4,449	1,937
Total	23,197	17,795
Derivative financial instruments	2,638	1,796
Long-term debt	57,500	92,000
Mandatorily redeemable preferred stock—6,000 shares at December 31, 2013	—	64,523
Asset retirement obligations	10,868	13,099
Other	316	75
Total liabilities	94,519	189,288
Commitments and contingencies
Series A Cumulative Redeemable Preferred Stock, $0.01 par value; 7,250 and 1,250 shares issued and outstanding, respectively	73,152	23,828
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 authorized shares; 265,095 and 113,521 shares of Series B Voting Preferred Stock issued and outstanding, respectively	3	1
Common stock, $0.01 par value; 100,000,000 authorized shares; issued—21,309,159 and 29,915,951; outstanding—21,309,159 and 29,556,263, respectively	213	299
Additional paid-in capital	396,732	397,170
Treasury stock, at cost	—	(512)
Accumulated deficit	(417,956)	(426,992)
Total stockholders’ deficit	(21,008)	(30,034)
Total liabilities and stockholders’ deficit	$146,663	$183,082

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2012	2013

	(in thousands, except per share data)
Revenues
Natural gas sales	$72,812	$43,911	$51,489
Crude oil sales	7,075	8,640	18,200
Gathering	5,239	2,444	2,611
Total	85,126	54,995	72,300
Costs and expenses
Production expense	47,136	42,213	40,085
General and administrative	16,005	14,810	15,990
Litigation reserve	11,592	—	—
Depreciation, depletion and amortization	24,088	27,669	27,369
Impairment of oil and gas properties	—	5,919	—
(Gain) loss on disposal of assets	(10,557)	295	(194)
Acquisition costs	—	—	348
Total	88,264	90,906	83,598
Operating loss	(3,138)	(35,911)	(11,298)
Other income (expense)
Realized gains (losses) from derivative financial instruments	33,692	73,162	(2,271)
Unrealized gains (losses) from derivative financial instruments	1,737	(66,708)	1,672
Gain (loss) from equity investment	(4,607)	(5,174)	6,768
Gain on forgiveness of debt	1,647	255	—
Other income	207	111	12
Interest expense	(10,154)	(10,454)	(3,740)
Interest income	3	2	1
Total	22,525	(8,806)	2,442
Income (loss) from continuing operations before income taxes	19,387	(44,717)	(8,856)
Income taxes	—	—	180
Income (loss) from continuing operations	19,387	(44,717)	(9,036)
Income (loss)from discontinued operations	643	(2,855)	—
Net income (loss)	20,030	(47,572)	(9,036)
Preferred stock dividends	(7,779)	(9,083)	(11,047)
Accretion of redeemable preferred stock	(1,580)	(2,238)	(3,283)
Net income (loss) available to common stockholders	$10,671	$(58,893)	$(23,366)
Net income (loss) per share common share
Basic income (loss) per share—continuing operations	$1.14	$(4.12)	$(0.93)
Basic income (loss) per share—discontinued operations	0.07	(0.21)	—
Basic income (loss) per share	$1.21	$(4.33)	$(0.93)
Diluted income (loss) per share—continuing operations	$0.67	$(4.12)	$(0.93)
Diluted income (loss) per share—discontinued operations	0.04	(0.21)	—
Diluted income (loss) per share	$0.71	$(4.33)	$(0.93)
Weighted average common shares outstanding
Basic	8,786	13,596	25,069
Diluted	15,050	13,596	25,069

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2012	2013

	(in thousands)
Cash flows from operating activities
Net income (loss)	$20,030	$(47,572)	$(9,036)
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation, depletion and amortization	27,662	30,206	27,369
Impairment of oil and gas properties	—	5,919	—
Share-based and other compensation	1,258	2,224	4,268
Amortization of deferred loan costs	1,709	2,820	461
Change in fair value of derivative financial instruments	(1,737)	67,186	(1,672)
Litigation reserve	6,042	—	—
Loss (gain) on disposal of assets	(10,560)	5,735	(194)
Gain on forgiveness of debt	(1,647)	(255)	—
Loss (gain) from equity investment	4,607	5,174	(6,768)
Other non-cash changes to items affecting net loss	618	409	497
Changes in operating assets and liabilities
Accounts receivable	2,696	1,519	(529)
Other current assets	(1,281)	5,020	578
Other assets	(649)	33	16
Accounts payable	(2,521)	2,453	(3,094)
Accrued expenses	(3,502)	(11,701)	(512)
Other	(17)	(51)	(141)
Net cash flows from operating activities	42,708	69,119	11,243
Cash flows from investing activities
Restricted cash	28	(1,500)	1,500
Proceeds from sale of equity securities	1,634	—	—
Equity investment	(12,883)	—	—
Expenditures for equipment, development, leasehold and pipeline	(29,338)	(16,759)	(52,283)
Proceeds from sale of discontinued pipeline	—	53,397	—
Proceeds from sale of assets	12,723	496	1,111
Net cash flows from (used in) investing activities	(27,836)	35,634	(49,672)
Cash flows from financing activities
Proceeds from debt	3,000	57,500	98,500
Repayments of debt	(18,319)	(193,000)	(64,000)
Proceeds from stock option exercises	66	—	—
Debt and equity financing costs	—	(2,301)	(635)
Proceeds from issuance of common stock	—	20,724	4,076
Proceeds from issuance of preferred stock and warrants	—	12,500	—
Net cash flows from (used in) financing activities	(15,253)	(104,577)	37,941
Net increase (decrease) in cash and cash equivalents	(381)	176	(488)
Cash and equivalents beginning of period	730	349	525
Cash and equivalents end of period	$349	$525	$37

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

		Preferred	Common	Common	Additional	Shares of			Total
	Preferred	Stock	Shares	Stock	Paid-in	Treasury	Treasury	Accumulated	(Deficit)
	Shares	Par Value	Issued	Par Value	Capital	Stock	Stock	Deficit	Equity

	($ in thousands, except share amounts)
Balance, December 31, 2010	195,842	$2	8,238,982	$82	$377,538	—	$—	$(390,414)	$(12,792)
Stock-based compensation	—	—	75,169	1	1,252	—	—	—	1,253
Restricted stock grants, net of forfeitures	—	—	460,000	5	—	—	—	—	5
Issuance of Series B preferred stock	19,820	—	—	—	—	—	—	—	—
Issuance of warrants	—	—	—	—	3,763	—	—	—	3,763
Issuance of common stock, net	—	—	1,141,186	11	4,833	—	—	—	4,844
Stock option exercises	—	—	20,000	—	66	—	—	—	66
Preferred stock dividends	—	—	—	—	(7,779)	—	—	—	(7,779)
Preferred stock accretion	—	—	—	—	(1,580)	—	—	—	(1,580)
Net income	—	—	—	—	—	—	—	20,030	20,030
Balance, December 31, 2011	215,662	$2	9,935,337	$99	$378,093	—	$—	$(370,384)	$7,810
Stock-based compensation	—	—	—	—	2,213	—	—	—	2,213
Restricted stock grants, net of forfeitures	—	—	1,085,104	11	—	—	—	—	11
Issuance of Series B preferred stock	49,433	1	—	—	—	—	—	—	1
Issuance of warrants	—	—	—	—	7,405	—	—	—	7,405
Issuance of common stock, net	—	—	10,280,718	103	20,342	—	—	—	20,445
Preferred stock dividends	—	—	—	—	(9,083)	—	—	—	(9,083)
Preferred stock accretion	—	—	—	—	(2,238)	—	—	—	(2,238)
Net loss	—	—	—	—	—	—	—	(47,572)	(47,572)
Balance, December 31, 2012	265,095	$3	21,301,159	$213	$396,732	—	$—	$(417,956)	$(21,008)
Stock-based compensation	—	—	—	—	3,213	—	—	—	3,213
Restricted stock grants, net of forfeitures and cancellations	—	—	(393,760)	(4)	—	35,166	(39)	—	(43)
Funding of 401K and deferred compensation plans	—	—	649,527	7	1,397	324,522	(473)	—	931
Warrant exchange (see Note 12)	(222,413)	(3)	1,123,981	11	(4,366)	—	—	—	(4,358)
Issuance of Series B preferred stock	70,839	1	—	—	—	—	—	—	1
Issuance of warrants	—	—	—	—	3,984	—	—	—	3,984
Issuance of common stock, net	—	—	7,235,044	72	10,540	—	—	—	10,612
Preferred stock dividends	—	—	—	—	(11,047)	—	—	—	(11,047)
Preferred stock accretion	—	—	—	—	(3,283)	—	—	—	(3,283)
Net loss	—	—	—	—	—	—	—	(9,036)	(9,036)
Balance, December 31, 2013	113,521	$1	29,915,951	$299	$397,170	359,688	$(512)	$(426,992)	$(30,034)

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business Organization

PostRock Energy Corporation (“PostRock”) is an independent oil and gas company engaged in the acquisition, exploration, development, production and gathering of crude oil and natural gas. It manages its business in one segment, oil and gas and production. Its primary production activity is focused in the Cherokee Basin, a 15-county region in southeastern Kansas and northeastern Oklahoma, and Central Oklahoma. It also has minor oil and gas producing properties in the Appalachian Basin. Unless the context requires otherwise, any reference to “the Company”, “we”, “us”, and “our” is to PostRock and subsidiaries.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation—These consolidated financial statements include PostRock’s and its subsidiaries’ accounts. Subsidiaries in which PostRock directly or indirectly owns more than 50% of the outstanding voting securities or those in which PostRock has effective control over are generally accounted for under the consolidation method of accounting. Under this method, a subsidiaries’ balance sheet and results of operations are reflected within the Company’s consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash balances are maintained at a few financial institutions that are insured by the Federal Deposit Insurance Corporation although such balances at times are in excess of the insured amount; however, no losses have been recognized as a result of this circumstance. During 2011, the Company began utilizing a controlled disbursement cash account which is funded when outstanding checks and electronic payments are presented for payment and an overdraft is the normal book balance. The Company’s policy has been to fund these outstanding checks and electronic payments as they clear through the banking system with customer receipts and borrowings under its Borrowing Base Credit Facility (as defined below). The Company accounts for such book overdrafts by reporting them in accounts and revenue payable in its consolidated balance sheets and including the change in such amounts in cash flows from operating activities in its consolidated statements of cash flows. Outstanding checks and electronic payments included in accounts and revenue payable at December 31, 2012 and 2013, amounted to $6.6 million and $4.5 million, respectively.

Accounts Receivable—The Company conducts the majority of its operations in Kansas and Oklahoma and operates exclusively in the oil and gas industry. Receivables are generally unsecured; however, the Company has not experienced any significant losses to date. Receivables are recorded at the estimate of amounts due based upon the terms of the related agreements. Management periodically assesses the accounts receivable and establishes an allowance for estimated uncollectible amounts. Accounts estimated to be uncollectible are charged to operations in the period the reserve is established. The allowance for doubtful accounts was approximately $193,000 and $194,000 at December 31, 2012 and 2013, respectively.

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

Oil and gas properties are depleted using the units-of-production method. The depletion expense is significantly affected by the unamortized historical and future development costs and the estimated proved oil and gas reserves. Estimation of proved oil and gas reserves relies on professional judgment and use of factors that cannot be precisely determined. Subsequent proved reserve estimates that are materially different from those reported would change the depletion expense recognized during the future reporting period. No

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

gains or losses are recognized upon the sale or disposition of oil and gas properties such will result in an amortization rate materially different from the amortization rate calculated upon recognition of gains or losses.

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

Capitalized General and Administrative Expenses—Under the full cost method of accounting, a portion of general and administrative expenses that are directly attributable to acquisition, exploration, and development activities are capitalized to the full cost pool. The capitalized costs include salaries, related fringe benefits, cost of consulting services and other costs directly associated with those activities. In addition to costs related to acquisition, exploration, and development activities, the Company has also capitalized certain software costs. The Company’s capitalized general and administrative costs including software costs were $1.1 million, $904,000 and $1.3 million for the years ended December 31, 2011, 2012 and 2013, respectively.

Capitalized Interest Costs—The Company capitalizes interest based on the cost of major development projects. Capitalized interest was $51,000,  $11,000 and nil for the years ended December 31, 2011, 2012 and 2013, respectively.

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

Equity Investment—The Company elected to measure its investment in Constellation Energy Partners LLC (“CEP”) at fair value with changes in fair value included in the consolidated statements of operations. If the Company had not elected the fair value method, the investment would have previously qualified for the equity method of accounting, under which the Company’s proportionate share of the investee’s income would have been reported in the consolidated statements of operations.

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

The Company does not designate its oil and natural gas derivative contracts as hedges under ASC 815 Derivatives and Hedging  although it believes that such contracts are effective hedges of its commodity price exposure. These contracts are accounted for using the mark-to-market accounting method. Using this method, the contracts are carried at their fair value on the Company’s consolidated balance sheets under the caption “Derivative financial instruments.” Changes in the fair value of these derivative financial instruments are recorded in earnings.  The Company recognizes all unrealized and realized gains and losses related to these contracts on its consolidated statements of operations under the captions “Realized gain (loss) from derivative financial instruments” and “Unrealized gain (loss) from derivative financial instruments” both which are components of “Other income (expense)”.

The Company has exposure to credit risk to the extent a counterparty to a derivative instrument is unable to meet its settlement commitment. It actively monitors the creditworthiness of each counterparty and assesses the impact, if any, on its derivative positions.

Legal—The Company is subject to certain legal proceedings, claims and liabilities which arise in the ordinary course of its business. It accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These estimates are adjusted as additional information becomes available or circumstances change.

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

Stock-Based Compensation—The Company grants various types of stock-based awards including stock options, restricted stock and restricted stock units to its employees and non-employee directors. The Company accounts for stock-based compensation in accordance with FASB ASC 718 Compensation – Stock Compensation where the awards are measured at fair value on the date of grant and are generally recognized as a component of general and administrative expenses in the consolidated statement of operations over the applicable requisite service periods. The fair value of stock option awards is determined using a Black-Scholes pricing model where volatility is derived from a peer group of companies.

Deferred compensation plan—The Company’s deferred compensation plan permits selected employees and members of its board of directors to defer part or all of their eligible compensation. The Company accounts for this deferred compensation in accordance

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with FASB ASC 710 Compensation – General. The Company issues common stock into a rabbi trust created to hold the assets associated with the plan. A participant’s deferred compensation is credited with earnings, gains and losses based on the Company’s common stock, the only investment option currently available under the plan. The Company may also make discretionary employer credits in an amount it determines each plan year. Distributions to participants will be made in shares of the Company’s common stock. Company shares held in the rabbi trust are recorded as treasury stock in the consolidated balance sheets. Since the deferred compensation arrangement currently does not permit diversification and only allows for settlement by delivery of Company common stock, the obligation is recorded as a component of paid-in-capital and changes in the fair value of the obligation are not recognized.

Income Taxes—The Company records its income taxes using an asset and liability approach in accordance with the provisions of the FASB ASC 740 Income Taxes. This results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences (primarily property and equipment and the net operating loss carry forward) between the book carrying amounts and the tax bases of assets and liabilities using enacted tax rates at the end of the period. Under FASB ASC 740, the effect of a change in tax rates of deferred tax assets and liabilities is recognized in the year of the enacted change. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2012 and 2013,  a full valuation allowance was recorded against the Company’s net deferred tax assets.

The Company regularly analyzes tax positions taken or expected to be taken in a tax return based on the threshold condition prescribed under FASB ASC 740. Tax positions that do not meet or exceed this threshold condition are considered uncertain tax positions. The Company accrues interest and penalties related to uncertain tax positions as income tax expense.

Net Income (Loss) per Common Share—Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company also includes contingently issuable shares in basic earnings (loss) per share when there is no circumstance under which those shares would not be issued. These include vested shares under the Company’s deferred compensation plan and vested deferred restricted stock units as all necessary conditions have been satisfied for the issuance of those shares other than the passage of time. Diluted earnings (loss) per share assumes the conversion of all potentially dilutive securities (warrants, stock options and restricted stock awards) and is calculated by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding plus potentially dilutive securities under the treasury stock method.

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

Concentrations of Credit Risk—Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. Risk with respect to receivables at December 31, 2012 and 2013, arise substantially from the sales of oil and gas. The following table discloses the percentage of consolidated revenues from our major customers:

	Year Ended December 31,
	2012	2013
British Petroleum Energy Company	22%	56%
ONEOK Energy and Marketing and Trading Company	34%	11%
Sunoco	9%	11%

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

FASB ASC 820 also establishes a hierarchy that prioritizes the inputs used to measure fair value. The three levels of the fair value hierarchy are as follows:

•Level 1—Quoted prices available in active markets for identical assets or liabilities at the reporting date.

•Level 2—Pricing inputs other than quoted prices in active markets included in Level 1 which are either directly or indirectly observable at the reporting date. Level 2 consists primarily of non-exchange traded commodity derivatives.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•Level 3—Pricing inputs include significant inputs that are generally less observable from objective sources.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities requiring entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on the financial position of an entity. The disclosure affects all entities with financial instruments and derivatives that are either offset on the balance sheet or subject to a master netting arrangement, irrespective of whether they are offset on the balance sheet. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The guidance is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. Other than the additional disclosure requirements, which are presented in Note 6—Derivative Financial Instruments, the Company’s adoption of this guidance did not have an impact on its financial statements.

Note 3—Acquisitions and Divestitures

Acquisitions

During May 2013, we acquired leasehold interests in 4,300 acres located in Lincoln and Payne Counties in Oklahoma. The total purchase price of the acquired interests was $1.9 million which was paid in cash of $1.7 million and 126,602 shares of the Company’s common stock.

During November 2013, we acquired a 50% working interest in 110 operated acres and three producing wells in Seminole County, Oklahoma, for $750,000 in cash.

During November 2013, the Company closed on an acquisition of oil and natural gas assets located in Pottawatomie, Cleveland and McClain Counties in Central Oklahoma. The acquisition included approximately 22,000 net acres of leasehold mineral interests, including certain producing oil and gas properties and related wells.  The total purchase price of the acquired assets was approximately $10.0 million and was paid in cash and 4,516,129 shares of the Company’s common stock. The Company estimated the fair value of the assets and liabilities acquired as of the acquisition date. The following table discloses the fair value of consideration transferred to the sellers as wells as the purchase price allocation of the assets and liabilities assumed:

Consideration given (in thousands)
Cash	$3,440
Common stock	6,548
Total consideration given	$9,988

Amounts recognized for fair value of assets acquired and liabilities assumed
Proved oil and natural gas properties	$7,081
Unproved oil and natural gas properties	3,253
Crude oil inventory	177
Accounts receivable	167
Asset retirement obligations	(538)
Accounts payable	(152)
Total fair value of oil and gas properties acquired	$9,988

To estimate the fair values of the properties as of the acquisition date, the Company utilized a discounted cash flow model that took into account the following inputs to arrive at estimates of future net cash flows: (i) estimated ultimate recovery of crude oil and natural gas as prepared by a third party reservoir engineering consultant; (ii) estimated future commodity prices based on NYMEX crude oil

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and gas futures prices as of the acquisition date and adjusted for estimated location and quality differentials; (iii) estimated future production rates; and (iv) estimated timing and amounts of future operating and development costs. To estimate the fair value of proved properties, the Company discounted the future net cash flows using a market-based rate that the Company determined appropriate at the acquisition date for the various proved reserve categories. The valuation of the assets and liabilities received is a Level 3 valuation under the fair value hierarchy.  The Company has not presented pro forma information for the acquired businesses because the revenues and expenses from the acquired properties were not material to the results of operations of the Company.

Subsequent Event

During January 2014, the Company acquired additional well interests for the assets mentioned above in Pottawatomie, Cleveland, and McClain Counties in Central Oklahoma. The total purchase price of the acquired well interests was $1.8 million which was paid in cash of approximately $900,000 and 725,806 shares of the Company’s common stock.

Divestitures

KPC Sale—In September 2012, the Company sold KPC to MV Pipelines, LLC (“MV”) for $53.4 million in cash after a working capital adjustment. Details of the transaction are discussed further in Note 16 — Discontinued Operations.

Appalachia Basin Sale—  On December 24, 2010, the Company entered into an agreement with Magnum Hunter Resources Corporation (“MHR”) to sell certain oil and gas properties and related assets in West Virginia. The sale closed in three phases for a total of $44.6 million. The first phase closed in December 2010 for $28 million while the following two phases closed in January and June 2011 for a combined $16.6 million. The amount received for the first and second phases was paid half in cash and half in MHR common stock, while the amount received for the third phase was paid entirely in cash.

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

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Other Balance Sheet Items

The following describes the components of the following consolidated balance sheet items at December 31, 2012 and 2013:

	December 31,
	2012	2013

	(in thousands)
Other current assets
Prepaid fees and deposits	$1,036	$820
Escrowed funds from Appalachian Basin sale (1)	564	—
Escrowed funds from KPC sale (2)	500	—
Total	$2,100	$820
Other noncurrent assets, net
Deferred financing costs	$1,668	$1,547
Noncurrent deposits and other	512	491
Total	$2,180	$2,038
Accrued expenses and other
Interest	$56	$39
Employee-related costs and benefits	1,790	1,062
Non-income related taxes	88	72
Escrowed funds due to third parties (3)	400	—
KPC site cleanup costs (4)	313	—
Fees for services	1,327	1,127
Asset retirement obligations	—	129
Current income taxes	—	80
Other	954	1,546
Total	$4,928	$4,055
Other noncurrent liabilities
Lease termination costs	$255	$75
Other	61	—
Total	$316	$75

____________

(1)Escrowed funds relate to the proceeds from the Appalachian Basin sale. The escrowed funds are restricted to cover indemnities and title defects related to the sale. In 2012, $5.7 million in escrowed funds were released after $219,000 in net claims were paid. The remaining $564,000 was released to MHR in January 2013.

(2)Escrowed funds relate to the proceeds from the KPC sale and were released to the Company in January 2013 upon acceptable cleanup of a site previously owned by KPC.

(3)The balance at December 31, 2012, represented escrowed funds from the Appalachian Basin sale that were released to MHR in January 2013.

(4)Represent accrued costs for cleanup of a site previously owned by KPC as discussed above.

Deferred Financing Costs—The Company’s expense related to amortizing or writing off deferred financing costs was $1.7 million, $2.8 million and $461,000 for the years ended December 31, 2011, 2012 and 2013, respectively. These costs are included in interest expense. Included in the amounts above was a $1.2 million write-off of unamortized debt issuance costs for the year ended December 31, 2012, made in connection with the refinancing of the Company’s credit facility that year.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Property

Oil and gas properties, and other property and equipment were comprised of the following at December 31, 2012 and 2013:

	December 31,
	2012	2013

	(in thousands)
Oil and gas properties under the full cost method of accounting
Properties being amortized	$353,093	$405,895
Properties not being amortized	31	4,862
Total oil and gas properties, at cost	353,124	410,757
Less accumulated depletion, depreciation and amortization	(245,593)	(268,846)
Oil and gas properties, net	107,531	141,911
Other property and equipment at cost	$30,247	$30,019
Less accumulated depreciation	(16,003)	(15,839)
Other property and equipment, net	$14,244	$14,180

Depreciation on other property and equipment is computed on the straight-line basis over the following estimated useful lives:

Buildings	25 years
Machinery and equipment	10 years
Software and computer equipment	3 years
Furniture and fixtures	10 years
Vehicles	5 years

For the years ended December 31, 2011, 2012 and 2013, depletion, depreciation and amortization expense on oil and gas properties amounted to $19.6 million, $23.3 million and $23.3 million, respectively. For the years ended December 31, 2011, 2012 and 2013, depreciation expense on other property and equipment amounted to $3.9 million, $3.6 million and $3.2 million, respectively. Depreciation and amortization expense on the Company’s interstate pipeline that was sold in September 2012 is disclosed in Note 16. During 2011, the Company elected to shorten the depreciable lives of selected vehicle and equipment property in its pipeline segment as well as technologically limited assets, including computer hardware and communication devices, in service throughout the Company. The overall impact of this change was to increase depletion, depreciation and amortization by $0.7 million in 2011 and align the remaining depreciable lives for these assets along the lines of the demonstrated useful lives of these assets.

Note 6—Derivative Financial Instruments

The Company is exposed to commodity price risk and management believes it prudent to periodically reduce exposure to cash-flow variability resulting from this volatility. Accordingly, the Company enters into certain derivative financial instruments in order to manage exposure to commodity price risk inherent in its oil and gas production. Derivative financial instruments are also used to manage commodity price risk inherent in customer pricing requirements and to fix margins on the future sale of oil and natural gas. Specifically, the Company may utilize futures, swaps and options.

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

The Company monitors the creditworthiness of its counterparties; however, it is not able to predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, it may be limited in its ability to mitigate an increase in counterparty credit risk. Possible actions would be to transfer its position to another counterparty or request a voluntary termination of the derivative contracts resulting in a cash settlement. Should one of these counterparties not perform, the Company may not realize the benefit of some of its derivative instruments under lower commodity prices as well as incur a loss. The Company includes a measure of counterparty credit risk in its estimates of the fair values of derivative instruments in an asset position. At

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, the Company was a net obligor with respect to outstanding derivative contracts with both of its counterparties and therefore utilized its own credit risk in estimating the fair value of those derivatives.

The Company entered into an International Swap Dealers Association Master Agreement (“ISDA”) with each of its two counterparties for which it holds derivative contracts. The ISDA is a standard contract that governs all derivative contracts entered into between the Company and the respective counterparty. The ISDA allows for offsetting of amounts payable or receivable between the Company and the counterparty, at the election of both parties, for transactions that occur on the same date and in the same currency. The Company has multiple oil swap contracts that could be offset under these provisions but has elected not to offset the fair values of its derivative assets against the fair value of its derivative liabilities on its consolidated balance sheets. The ISDA also includes a master netting arrangement in the event of early termination or default.

The Company does not designate its derivative financial instruments as hedging instruments for financial accounting purposes and, as a result, it recognizes the change in the respective instruments’ fair value currently in earnings. The tables below outline the classification of derivative financial instruments on the consolidated balance sheet:

		December 31,
		2012	2013

Derivative Financial Instruments	Balance Sheet Location	(in thousands)
Commodity contracts	Current derivative financial instrument asset	$1,771	$54
Commodity contracts	Long-term derivative financial instrument asset	615	652
Commodity contracts	Current derivative financial instrument liability	(4,449)	(1,937)
Commodity contracts	Long-term derivative financial instrument liability	(2,638)	(1,796)
		$(4,701)	$(3,027)

Gains and losses associated with derivative financial instruments related to oil and gas production were as follows for the periods indicated:

	Year Ended December 31,
	2011	2012	2013

	(in thousands)
Realized gains (losses)(1)	$33,692	$73,162	$(2,271)
Unrealized gains (losses)	1,737	(66,708)	1,672
Total gain (loss) from derivative financial instruments	$35,429	$6,454	$(599)

___________

(1)2012 includes $30.2 million received from exiting above market natural gas swap contracts originally scheduled for delivery in 2013.

The following table summarizes the estimated volumes, fixed prices and fair values attributable to all of the Company’s oil and gas derivative contracts at December 31, 2013.

	Year Ending December 31,
	2014	2015	2016	Total

	($ in thousands, except per unit data)
Natural Gas Swaps
Contract volumes (MMBtu)	10,327,572	8,983,560	7,814,028	27,125,160
Weighted-average fixed price per MMBtu	$4.01	$4.01	$4.01	$4.01
Fair value, net	$(1,800)	$(1,076)	$(719)	$(3,595)
Crude Oil Swaps
Contract volumes (Bbl)	116,076	71,568	65,568	253,212
Weighted-average fixed price per Bbl	$95.19	$92.73	$90.33	$93.23
Fair value, net	$(53)	$281	$340	$568
Total fair value, net	$(1,853)	$(795)	$(379)	$(3,027)

The following table summarizes the estimated volumes, fixed prices and fair values attributable to all of the Company’s oil and gas derivative contracts at December 31, 2012:

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table discloses and reconciles the gross amounts as presented in the consolidated balance sheets to the net amounts allowed under a master netting arrangement. Amounts not offset on the condensed consolidated balance sheets represent positions that do not meet all the conditions for "a right of offset" or positions for which the Company has elected not to offset.

	December 31,
	2012	2013

	(in thousands)
Derivative Assets
Gross amounts of recognized assets	$2,386	$706
Gross amounts offset in the balance sheet	—	—
Net amounts of assets presented in the balance sheet	2,386	706
Gross amounts not offset in the balance sheet	(2,386)	(706)
Net amount	$—	$—

Derivative Liabilities
Gross amounts of recognized liabilities	$7,087	$3,733
Gross amounts offset in the balance sheet	—	—
Net amounts of liabilities presented in the balance sheet	7,087	3,733
Gross amounts not offset in the balance sheet	(2,386)	(706)
Net amount	$4,701	$3,027

 Note 7—Financial Instruments

The Company’s financial instruments include commodity derivatives, debt, cash, receivables, payables, redeemable preferred stock and equity securities. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of those instruments.

The Company classifies assets and liabilities within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement of each individual asset and liability taken as a whole. The Company did not own any Level 3 assets or liabilities during 2012 and 2013 and there were no movements between Levels 1 and 2 for the respective time period.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis—The following table sets forth, by level within the fair value hierarchy, our assets and liabilities that were measured at fair value on a recurring basis at December 31, 2012 and 2013:

				Total Net Fair
	Level 1	Level 2	Level 3	Value

	(in thousands)
At December 31, 2012
Equity investment	$6,984	$836	$—	$7,820
Derivative financial instruments—assets	—	2,386	—	2,386
Derivative financial instruments—liabilities	—	(7,087)	—	(7,087)
Total	$6,984	$(3,865)	$—	$3,119
At December 31, 2013
Equity investment	$14,205	$383	$—	$14,588
Derivative financial instruments—assets	—	706	—	706
Derivative financial instruments—liabilities	—	(3,733)	—	(3,733)
Total	$14,205	$(2,644)	$—	$11,561

Commodity Derivative Instruments—The Company’s oil and gas derivative instruments may consist of variable to fixed price swaps, collars and basis swaps. When possible, the Company estimates the fair values of these instruments based on published forward commodity price curves as of the date of the estimate. The discount rate used in the discounted cash flow projections is based on published LIBOR rates adjusted for counterparty credit risk. Counterparty credit risk is incorporated into derivative assets while the Company’s own credit risk is incorporated into derivative liabilities. Both are based on the current published credit default swap rates.

Equity Investment—The Company owns an equity investment in CEP that was purchased in 2011. At December 31, 2013, the investment included 484,505 Class A Member Interests and 5,918,894 Class B Member Interests. Fair value for the Class B Member Interests, which are publicly traded, is based on market price and classified as a Level 1 measurement under the fair value hierarchy. Fair value for the Class A Member Interests, classified as a Level 2 measurement, is based on the market price of the publicly traded interests and a liquidity discount as the units are not publicly traded. At December 31, 2013, the fair values used for the Class A units and the Class B units were $0.79 and $2.40 per unit, respectively.

Additional Fair Value Disclosures—The Company has 7,250 outstanding shares of Series A Cumulative Redeemable Preferred Stock (see Note 12—Redeemable Preferred Stock). At December 31, 2013, the obligation to redeem the preferred shares is reflected as debt (“Mandatorily redeemable preferred stock”) and temporary equity (“Series A Cumulative Redeemable Preferred Stock”) in the condensed balance sheet (see Note 12—Redeemable Preferred Stock).  At December 31, 2012, the entire obligation was reflected in temporary equity in the balance sheet. The fair value and the carrying value of these securities at December 31, 2012, were $91.3 million and $73.2 million, respectively. The fair value and the carrying value of these securities at December 31, 2013, were $30.9 million and $23.8 million, respectively for the portion reflected as temporary equity and $71.9 million and $64.5 million, respectively, for the portion reflected in debt. The fair value was determined by discounting the cash flows over the remaining life of the securities utilizing a LIBOR interest rate and a risk premium of approximately 7.1% and 12.9% at December 31, 2012 and 2013, respectively, which was based on companies with similar leverage ratios to PostRock. The Company has classified the valuation of these securities under Level 2 of the fair value hierarchy.

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

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the mark-to-market gains (losses) on our equity investment, which are recorded as a component of other income (expense) in the consolidated statement of operations:

	Year ended December 31,
	2011	2012	2013

	(in thousands)
Mark to market gains (losses) on equity investment	$(4,607)	$(5,174)	$6,768

The following table presents summarized condensed financial information of CEP.

	Year ended December 31,
	2011	2012	2013

	(in thousands)
Gross revenues	$105,217	$59,335	$46,381
Gross profit (loss)(1)	29,453	(80,964)	(25,589)
Net income (loss) from continuing operations (2)	—	(9,462)	(25,857)
Net income (loss)	19,586	(86,543)	(28,543)

____________

(1)	Equals revenues less operating expenses
(2)	Net income from continuing operations is not available for 2011

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

On August 30, 2013, CEPM, a wholly owned subsidiary of the Company, together with Gary M. Pittman and John R. Collins, as Plaintiffs, filed suit in the Delaware Court of Chancery against CEP, CEP’s Chief Executive Officer, Stephen R. Brunner, Richard S. Langdon, Richard H. Bachmann and John N. Seitz, each a member of the five-person CEP Board of Managers, Sanchez Oil & Gas Corporation and Sanchez Energy Partners I, LP (collectively, the “Sanchez Defendants”), Antonio R. Sanchez, III and Gerald F. Willinger, as Defendants (Case No. 8856-VCL).

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

The suit asserts that by purporting to issue to the Sanchez Defendants 4,724,407 Class B units and 1,130,512 Class A units in connection with CEP’s purchase of the oil and gas properties, the Defendants acted in bad faith, violated CEP’s Operating Agreement, wrongfully interfered with CEPM’s contractual relations, and breached contractual and fiduciary obligations owed to CEPM. As such, the complaint further alleges that the Sanchez Defendants were without authority to remove Pittman and Collins as the Class A unit representatives on the Board of Managers and purportedly replace them with Defendants Sanchez and Willinger. Among other relief, Plaintiffs seek a declaration that the purported issuance of units to the Sanchez Defendants violates the CEP operating agreement and is therefore invalid and void.  Plaintiffs also seek to have Pittman and Collins reinstated to the CEP Board of Managers. Trial was initially scheduled for mid-December 2013,  but has been postponed indefinitely based on anticipated settlement in early 2014.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Asset Retirement Obligations

The following table reflects the changes to asset retirement obligations for the periods indicated:

	Year Ended December 31,
	2012	2013

	(in thousands)
Asset retirement obligations at beginning of period (1)	$10,087	$10,868
Liabilities incurred	160	533
Liabilities settled	(111)	(88)
Acquisitions	—	538
Accretion	743	811
Revision of estimates	(11)	566
Asset retirement obligations at end of period	$10,868	$13,228
Current portion of asset retirement obligations	$—	$129
Noncurrent portion of asset retirement obligations at end of period	$10,868	$13,099

____________

(1)Amounts in the table do not include the asset retirement obligations of KPC which was divested by the Company during 2012.

    During 2013, revisions to the Company's asset retirement obligations totaled $566,000. The increase is due to higher estimated cost to plug an oil/gas well, salt water disposal (SWD) well, as well as a tank battery remediation costs.

Note 10—Long-Term Debt

The following is a summary of long-term debt at the dates indicated:

	December 31,
	2012	2013

	(in thousands)
Borrowing Base Facility	$57,500	$92,000
Less current maturities	—	—
Total long-term debt	$57,500	$92,000

Borrowing Base Facility

The Company’s sole credit facility is the Third Amended and Restated Credit Agreement, dated as of December 20, 2012 (the “Borrowing Base Facility”), among PostRock Energy Services Corporation (“PESC”) and PostRock MidContinent Production, LLC (“MidContinent”), as borrowers, Citibank, N.A., as successor administrative and collateral agent, Royal Bank of Canada, as resigning administrative and collateral agent, and the lenders and other loan parties party thereto. The Borrowing Base Facility is a $200 million senior secured revolving facility guaranteed by the Company and its subsidiaries other than the borrowers and Constellation Energy Partners Management, LLC (the “Excluded Subsidiary”). At December 31, 2013, the borrowing base under the Borrowing Base Facility was $115.0 million, an increase from the borrowing base of $90.0 million at December 31, 2012. With outstanding borrowings of $92.0 million and letters of credit of $1.3 million, $21.7 million was available for additional borrowings at December 31, 2013,

Material terms of the Borrowing Base Facility include the following:

Covenants. The Borrowing Base Facility contains affirmative and negative covenants that are customary for transactions of this type, including financial covenants that prohibit the Company and any of its subsidiaries (other than the Excluded Subsidiary) from:

•permitting the ratio of consolidated current assets of the Company and its subsidiaries (excluding the Excluded Subsidiary) to consolidated current liabilities, after certain adjustment, at any fiscal quarter-end to be less than or equal to 1.0 to 1.0;

•permitting the Company’s interest coverage ratio (ratio of consolidated EBITDAX (as defined in the Borrowing Base Facility) to consolidated interest charges) at any fiscal quarter-end to be less than or equal to 3.0 to 1.0 measured on a trailing four quarter basis; and

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•permitting the Company’s leverage ratio (ratio of consolidated funded debt to consolidated EBITDAX for the four fiscal quarters ending on the applicable fiscal quarter-end) to be greater than to 3.5 to 1.0.

Interest Rate. LIBOR plus 2.50% to 3.25% or, at the borrowers’ option, Base Rate (as defined) plus 1.5% to 2.25%, in each case depending on utilization. The interest rate on outstanding borrowings on December 31, 2013 was 3.17%.

Maturity Date. December 20, 2016.

Borrowing Base Redetermination. Borrowing base redeterminations by the lenders will be effective every May 1st and November 1st until maturity taking into account the value of MidContinent’s proved reserves. In addition, during each period between scheduled redeterminations of the borrowing base, the borrowers and the administrative agent, respectively, have the right to initiate a redetermination of the borrowing base between each scheduled redetermination, provided that no more than two such redeterminations may occur in a 12-month period. In addition, upon a material disposition of assets and a material acquisition of oil and gas properties, and in certain other limited circumstances, the borrowing base will or may be redetermined. If the borrowing base is reduced in connection with a redetermination, the borrowers can elect to either repay the entire deficiency within 30 days, repay the deficiency in six equal monthly installments, or contribute additional properties to increase the value of the collateral to support the prior borrowing base.

Payments. The aggregate principal amount of all outstanding revolving loans is required to be repaid on the maturity date. The borrowers are required to make a mandatory prepayment upon the occurrence of any of the following events: (a) a material disposition of oil and gas properties; (b) a change of control; (c) the existence of a borrowing base deficiency; (d) a sale of assets whose proceeds exceed 5% of the borrowing base then in effect; (e) the issuance or incurrence of indebtedness by any loan party not otherwise permitted under the Borrowing Base Facility; and (f) certain equity issuances. Interest payments are due (i) at the end of each LIBOR interest period, but in no event less frequently than quarterly in the case of LIBOR loans or (ii) quarterly in the case of Base Rate loans.

Security Interest. The Borrowing Base Facility is secured by a first lien on substantially all of the assets of the Company and its subsidiaries other than the Excluded Subsidiary and its assets.

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

The Company’s leverage ratio at December 31, 2013 was slightly greater than the allowed 3.5 to 1.0. The Company has obtained a waiver of noncompliance as of December 31, 2013 from the required lenders under the Borrowing Base Facility. The Company was in compliance with all other financial covenant ratios as of December 31, 2013.

QER Loan

The QER Loan was a former credit facility collateralized by a first priority lien on all the assets of PostRock Eastern Production, LLC, formerly named Quest Eastern Resource LLC (“QER”). In connection with the restructuring of the Company’s credit facilities in 2010, the Company entered into an asset sale agreement with RBC that allowed the Company to sell QER, or its assets and, in the event the proceeds were not adequate to repay the QER Loan in full, the Company agreed to pay a portion of such shortfall in cash, stock or a combination thereof.

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

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Deferred Financing Costs

In connection with the closing of the Borrowing Base Facility on December 20, 2012, the Company incurred $1.7 million in financing costs that were capitalized and will be amortized over the four-year life of the facility. In conjunction with the closing of the Borrowing Base Facility, the Company’s prior credit facility was settled and $1.2 million in remaining unamortized deferred financing costs associated with the prior facility was written off.

Note 11—Income Taxes

The Company has not recorded any provision or benefit for income taxes for the years ended December 31, 2011, and 2012. For 2013, the Company has recorded a tax expense of $180,000. During 2013 the Company settled an IRS exam relating to the 2011 tax year which resulted in current tax expense of $30,000. The Company also recorded $70,000 of tax expense related to the current tax year. All of the tax expense recorded in 2013 is alternative minimum tax, which creates an alternative minimum tax credit carryforward.  The Company has recorded a valuation against the alternative minimum tax credit carryforward.

A reconciliation of federal income taxes at the statutory federal rates to our actual provision for income taxes is as follows:

	Year Ended December 31,
	2011	2012	2013

	(in thousands)
Income tax expense (benefit) at statutory rate	$7,011	$(16,650)	$(3,100)
State income tax expense (benefit), net of federal	647	958	19
Effect of the Recombination	—	—	—
2011 IRS Settlement	—	—	30
Other	2,942	1,650	496
IRC Section 382 limitation	(2,135)	30,491	2,575
Change in valuation allowance	(8,465)	(16,449)	160
Total tax expense (benefit)	$—	$—	$180

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence. Based on the negative evidence that existed at each reporting period, the Company recorded a full valuation allowance against its net deferred tax asset at December 31, 2011, 2012, and 2013.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities at December 31, 2012 and 2013 were as follows:

	Year Ended December 31,
	2012	2013

	(in thousands)
Current deferred income tax assets
Unrealized loss for commodity derivative recorded for book, not for tax	$1,658	$722
Accrued liabilities	1,047	1,038
Allowance for bad debts	72	72
Other	630	277
Total current deferred income tax assets	3,407	2,109
Noncurrent deferred income tax assets
Unrealized loss for commodity derivative recorded for book, not for tax	983	669
Partnership basis differences	6,037	6,287
Property and equipment	45,733	37,849
Asset retirement obligations	1,871	2,173
Net operating loss carryforwards	18,459	14,943
Other carryforwards	1,516	2,264
Total noncurrent deferred income tax assets	74,599	64,185
Total deferred income tax assets	78,006	66,294
Current deferred income tax liabilities
Unrealized gain for commodity derivative recorded for book, not for tax	(11,905)	(20)
Other	—	—
Total current deferred income tax liabilities	(11,905)	(20)
Noncurrent deferred income tax liabilities
Unrealized gain for commodity derivative recorded for book, not for tax	(407)	(420)
Total noncurrent deferred income tax liabilities	(407)	(420)
Total deferred income tax liabilities	(12,312)	(440)
Net deferred income tax assets	65,694	65,854
Valuation allowance	(65,694)	(65,854)
Total deferred tax asset (liability)	$—	$—

The Company has net operating loss (“NOL”) carryforwards that are available to reduce future U.S. taxable income. If not utilized, such carryforwards will expire from 2025 through 2033.

The Company’s ability to utilize NOL carryforwards to reduce future federal taxable income and federal income tax of the Company is subject to various limitations under Internal Revenue Code (“IRC”) Section 382. The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the issuance or exercise of rights to acquire stock, the purchase or sale of stock by 5% stockholders, as defined in the Treasury regulations, and the offering of stock of PostRock during any three-year period resulting in an aggregate change of more than 50% in the beneficial ownership of PostRock. The Company experienced ownership changes within the meaning of IRC Section 382 on November 14, 2005, March 5, 2010, and September 21, 2010. The Company has NOL carryforwards of approximately $237 million at December 31, 2013 that are available to reduce future U.S. taxable income in certain circumstances. At December 31, 2013,  $228 million of federal NOL carryforwards are subject to the IRC Section 382 limitation and it is anticipated that $210 million of these federal NOL carryforwards will expire unused due to the IRC Section 382 limitation. As a result, only $27 million of federal NOL carryforwards have been recorded as a deferred tax asset. The limitation does not result in a current federal tax liability for the period ended December 31, 2013.

In addition to the restrictions imposed on the Company’s NOL carryforwards under IRC Section 382, the Company also had a net unrealized built-in loss in its assets at the date of the ownership changes. IRC Section 382 generally restricts the Company’s ability to utilize any recognized built-in losses (“RBILs”) which are recognized during the 5-year period following an ownership change. The Company has recognized tax depreciation and depletion and tax losses on the disposition of its built-in loss assets during 2010, 2011, 2012 and 2013 of approximately $96.1 million. Of this amount, only $3.5 million was allowed to be deducted in the year incurred. The remaining RBILs of $92.6 million are allowed to be carried forward in a manner similar to NOLs, subject to limitation under IRC

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Section 382. It is anticipated that approximately $89.4 million of these RBIL carryforwards will expire unused due to the IRC Section 382 limitation. As a result, only $3.2 million of RBILs have been recorded as a deferred tax asset.

FASB ASC 740-10 provides guidance for recognizing and measuring uncertain tax positions. Based upon the provision of FASB ASC 740-10, the Company did not record any amounts for uncertain tax benefits upon adoption of the standard and has no amounts recorded for uncertain tax benefits at December 31, 2013. Accordingly, there has been no change in unrecognized tax benefits during the year. The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. Tax years ended December 31, 2010, 2011 and 2012 remain open for examination by the relevant taxing authorities. In addition, the Company’s tax returns for the tax years ended May 31, 2000, through December 31, 2009, can be examined and adjustments made to the amount of net operating losses flowing from those years into an open tax year. However, no assessment of income tax may generally be made for those years on which the statute has closed. The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense.

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

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Series A Preferred Stock has been recorded outside of permanent equity and liabilities, in the Company’s consolidated balance sheet because the settlement provisions of the warrants allow White Deer to “net exercise” the warrants by requiring the Company to repay the Series A Preferred Stock at the liquidation preference to offset the strike price of the warrants that would otherwise be due from White Deer in cash. Absent this provision, the Series A Preferred Stock would have met the definition of mandatorily redeemable preferred stock under FASB ASC 480 Distinguishing Liabilities from Equity which would have required recognition as a liability. This provision allows the Series A Preferred Stock to effectively be convertible to common stock at the election of White Deer. In the event that White Deer exercises the warrants without net-exercising the Series A Preferred Stock back to the Company as payment for the strike price of the warrants, the Company will be required to reclassify a proportionate amount of Series A Preferred Stock from temporary equity to liabilities as that portion of the Series A Preferred Stock is no longer convertible to common stock and thus has become mandatorily redeemable.

In December 2013, the Company closed on a Warrant Exchange Agreement with White Deer pursuant to which the Company issued to White Deer  1,123,981 shares of its common stock with a fair value of $1.5 million in exchange for the following securities of the Company held by the White Deer: warrants exercisable for 22,241,333 shares of common stock (the “Warrants”) together with a like number of one one-hundredths of a share of Series B Voting Preferred Stock that were issued as a unit with the Warrants (collectively, the “Warrant Exchange”). The Warrants had exercise prices ranging from $2.80 to $6.39 per share, with a weighted average exercise price of $3.23 per share. The number of shares issued was calculated based on the Black-Scholes model. With the exchange and retirement of the Warrants, the likelihood that the portion of the liquidation preference on the Series A Preferred Stock will be utilized for a cashless exercise of the Warrants ceases to exist. Accordingly, that portion of the Series A Preferred Stock liquidation preference is no longer convertible to common stock and now becomes mandatorily redeemable.  Pursuant to applicable accounting guidance, the Company reclassified $64.5 million out of temporary and permanent equity into liabilities representing the fair value of the Series A Preferred Stock liquidation preference that became mandatorily redeemable. No gain or loss was recognized as a result of the reclassification. The fair value of the reclassified mandatorily redeemable portion was determined by discounting the cash flows over the remaining life of the securities utilizing a LIBOR interest rate corresponding to the applicable maturity and a risk premium of 13.7%, which was based on companies with similar leverage ratios to PostRock. The Company has classified this valuation under Level 2 of the fair value hierarchy. Subsequent to the reclassification, dividends and accretion related to the reclassified Series A Preferred Stock will be recorded as interest expense for which $497,000 was recognized for the year ended December 31, 2013. However, when dividends on the mandatorily redeemable portion are paid in kind in the future through an increase in liquidation preference and additional issuance of warrants, the increase in liquidation preference is recorded to temporary

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equity rather than liabilities as it still retains the potential of being used for a cashless exercise of the warrants and hence deemed to be conditionally redeemable.

The following table summarizes changes in the Series A Preferred Stock and associated warrants:

	Carrying Value	Carrying Value	Number of
	of Series A	of Series A	Outstanding	Liquidation Value	Number of	Weighted Average
	Preferred Stock in	Preferred Stock	Series A	of Series A	Outstanding	Exercise Price of
	Temporary Equity	in Liabilities	Preferred Shares	Preferred Stock	Warrants	Warrants

	(in thousands except share, warrant and per unit data)
December 31, 2010	$50,622	$—	6,000	$61,980	19,584,205	$3.16
Accrued dividends	4,534	—	—	7,779	1,982,040	3.92
Accretion	1,580	—	—	—	—	—
December 31, 2011	56,736	—	6,000	69,759	21,566,245	3.23
Issuance	8,428	—	1,250	12,500	7,654,387	1.63
Accrued dividends	5,750	—	—	9,083	5,115,782	1.78
Accretion	2,238	—	—	—	—	—
December 31, 2012	73,152	—	7,250	91,342	34,336,414	2.66
Accrued dividends	7,479	—	—	11,047	8,066,270	1.42
Accrued dividends recorded as interest	—	—	—	417	—	—
Warrant Exchange	(60,086)	64,443	—	—	(22,241,333)	3.23
Accretion	3,283	80	—	—	—	—
December 31, 2013	$23,828	$64,523	7,250	$102,806	20,161,351	$1.54

The following table summarizes changes to additional paid in capital (“APIC”) as a result of warrants issued to White Deer:

	Year Ended December 31,
	2011	2012	2013

	(in thousands)
Warrants issued in conjunction with issuance of Series A Preferred Stock	$—	$4,071	$—
Warrants issued in conjunction with paid-in-kind dividends	3,245	3,334	3,984
Total change in APIC due to warrants issued	$3,245	$7,405	$3,984

Note 13—Equity and Earnings per Share

Restricted share and stock option grants to employees and non-employee directors is governed by PostRock’s 2010 Long-Term Incentive Plan (the “LTIP”) of which 10,850,000 shares have been authorized for awards.

The Company’s employee share based grants, including restricted shares and options, have generally vested 33% a year for three years or have vested in one year when awarded in conjunction with the Company’s annual bonus program. Share based grants to non-employee directors have generally vested immediately or in one year.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of changes in the non-vested restricted shares or share units for PostRock and its Predecessors for the periods presented is below:

	Number of Non-Vested	Weighted Average Grant
	Restricted Shares	Date Fair Value

Non-vested restricted shares at December 31, 2010	375,358	$4.83
Granted	487,500	2.90
Vested	(80,554)	5.91
Forfeited	(203,094)	5.08
Non-vested restricted shares at December 31, 2011	579,210	3.33
Granted	1,295,112	2.01
Vested	(275,900)	3.23
Forfeited	(118,856)	3.76
Non-vested restricted shares at December 31, 2012	1,479,566	2.16
Granted	641,902	1.75
Vested	(452,529)	2.79
Cancelled/Forfeited (1)	(1,053,673)	1.79
Non-vested restricted shares at December 31, 2013	615,266	$1.89

____________

(1)  787,414 shares were cancelled with an associated accelerated stock compensation expense of approximately $500,000.

At December 31, 2013, total unrecognized stock-based compensation expense related to non-vested restricted shares was $444,000, which is expected to be recognized over a weighted average period of approximately 1.23 years while 7,208,111 shares were available under the LTIP for future stock awards and options.

Stock Options—The LTIP also provides for the granting of options to purchase shares of PostRock’s common stock. The Company has in the past granted stock options to employees and non-employees. Option grants under the LTIP expire 5-6 years following the date of grant.

A summary of changes in stock options outstanding for PostRock and its Predecessors is presented below:

		Weighted Average	Weighted Average
	Stock options	Exercise Price per	Grant Date Fair
		Option	Value per Option
Options outstanding at December 31, 2010	567,050	$4.17
Granted	799,400	3.63	$2.15
Exercised (1)	(20,000)	3.29
Forfeited or expired	(289,600)	4.07
Options outstanding at December 31, 2011	1,056,850	3.59
Granted	1,303,653	1.80	1.07
Forfeited or expired	(190,220)	4.30
Options outstanding at December 31, 2012	2,170,283	2.45
Granted	584,949	1.77	0.89
Forfeited or expired	(448,813)	1.92
Options outstanding at December 31, 2013	2,306,419	2.38
Exercisable
Options exercisable at December 31, 2011	310,922	$5.57
Options exercisable at December 31, 2012	467,189	4.10
Options exercisable at December 31, 2013	989,037	3.03

____________

(1)The Company received $66,000 upon exercise of these options which had a total intrinsic value of $34,000 at the exercise dates.

The weighted average remaining term of options outstanding and options exercisable at December 31, 2013, was 3.52 and 3.08 years, respectively. Both options outstanding and options exercisable at December 31, 2013, had aggregate intrinsic values of nil.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company determines the fair value of stock option awards using the Black-Scholes option pricing model. As the Company does not have sufficient historical exercise or post-vesting termination experience, the Company currently uses an expected option term of four years, which is the average of the vesting term and the original contractual term.  The expected forfeiture rate was estimated based upon historical forfeiture experience. The volatility assumption was estimated based upon expectations of volatility over the life of the option as measured by historical and implied volatility of peer companies. The risk-free interest rate was based on the U.S. Treasury rate for a term commensurate with the expected life of the option. The dividend yield was based upon a 12-month average dividend yield.

The Company used the following assumptions to estimate the fair value of stock options granted during the years ending December 31, 2011, 2012 and 2013.

	2011	2012	2013
Expected option life-years	5-6	5	4
Volatility	74.4 - 77.0%	74.3 - 76.1%	64.0 - 82.7%
Risk-free interest rate	0.9 - 2.0%	0.9 - 1.3%	0.6 - 1.4%
Dividend yield	—	—	—
Fair value per share	$1.43 - 4.53	$0.87 - 1.88	$0.82 - 1.03

At December 31, 2013, there was $665,000 of total unrecognized compensation cost related to stock options which is expected to be recognized over a weighted average period of 1.27 years.

Total share-based compensation covering stock awards and options is included in general and administrative expense on the consolidated statement of operations and is disclosed below for the periods presented:

Total Share
Based
Compensation
Expense

(in thousands)
Year Ended December 31, 2011	$1,258
Year Ended December 31, 2012	2,224
Year Ended December 31, 2013	3,177

Income/(Loss) per Share — A reconciliation of the denominator (number of shares) used in the basic and diluted per share calculations for the periods indicated is as follows:

	Year Ended December 31,
	2011	2012	2013
Denominator for basic earnings per share (1)	8,785,551	13,595,843	25,068,574
Effect of potentially dilutive securities
Unvested share-based awards	127,600	—	—
Warrants	6,089,339	—	—
Stock options	47,230	—	—
Denominator for diluted earnings per share	15,049,720	13,595,843	25,068,574
Securities excluded from earnings per share calculation
Unvested share-based awards	14,998	149,988	—
Antidilutive stock options	1,056,850	2,170,283	2,306,419
Warrants	1,830,464	33,086,615	17,929,512

____________

(1)Includes vested common shares in the Company’s deferred compensation plan and vested deferred restricted stock units, both of which will deliver shares to participants at a later date. Although shares have not been delivered on these awards, all conditions for issuance and delivery have been met. Pursuant to FASB ASC 260-10-45-13, such shares are to be included in the denominator in calculating basic earnings per share.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock Issuance—During 2012 and 2013, the Company issued common stock to generate capital, fund its 401K and deferred compensation plans (Note 18), fund property acquisitions (Note 3) and to retire outstanding warrants (Note 12). Equity issuances intended to raise capital are discussed below. Proceeds from these transactions were used for debt repayment and for other general corporate purposes.

 During 2012, the Company issued common stock to White Deer in three separate transactions as disclosed in the table below.

	February 2012	August 2012	December 2012
Gross proceeds (in thousands)	$7,500	$6,000	$6,500
Common shares sold	2,180,233	3,076,923	4,577,464

The Company has an effective $100 million universal shelf registration statement under which it has been selling common shares pursuant to an at-the-market issuance sales agreement as disclosed in the table below.

	Year Ended December 31,
	2012	2013
Gross proceeds (in thousands)	$724	$4,076
Common shares sold	446,098	2,592,313

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

In connection with their criminal convictions, in November 2010, Jerry Cash and David Grose were ordered to pay the Company restitution in the sums of $5 million and $1 million, respectively. The Company intends to continue to pursue recovery of the restitution obligations.

Additionally, see Note 8 – Equity Investment for discussion on litigation with CEP. Litigation reserve expense was $11.6 million for the year ended December 31, 2011, while no litigation reserve expense was recorded for the years ended December 31, 2012 and 2013, respectively.

Environmental Matters—At December 31, 2012 and 2013, there were no known environmental or regulatory matters related to our operations which are reasonably expected to result in a material liability to us. Like other oil and gas producers and marketers, our operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions,

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

wastewater discharges, and solid and hazardous waste management activities. Therefore it is difficult to reasonably quantify future environmental related expenditures.

Operating Lease Commitments—The Company has lease agreements to obtain natural gas compressors as and when required. Terms of the leases on the gas compressors call for a minimum obligation of one year and are month to month thereafter. In addition, the Company also has operating leases for office space, warehouse facilities, and office equipment expiring in various years through 2018.

Future minimum rental payments under all non-cancelable operating leases at December 31, 2013, were as follows:

Year ending December 31,	(in thousands)
2014	$3,558
2015	2,468
2016	847
2017	373
2018	10
Thereafter	—
Total minimum lease obligations	$7,256

Total rental expense under cancelable and non-cancelable operating leases was $13.6 million, $12.4 million and $10.8 million for the years ended December 31, 2011,  2012 and 2013, respectively.

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

The base for the Company’s spot prices for natural gas is Henry Hub and for oil is Cushing, Oklahoma. At the end of the third and fourth quarters of 2012, the ceiling test computation resulted in the carrying costs of the Company’s unamortized proved oil and natural gas properties, net of deferred taxes, exceeding the present value of future net revenues. As a result of this difference, the Company recorded ceiling test impairments of its oil and gas properties of $5.9 million for the year ended December 31, 2012. There were no ceiling test impairments for the years ended December 31, 2011 and 2013. The Company may face further ceiling test write-downs in future periods, depending on the level of commodity prices, drilling results and well performance.

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

Note 16—Discontinued Operations

The Company previously owned an interstate natural gas pipeline in its PostRock KPC Pipeline, LLC (“KPC”) subsidiary. On September 28, 2012, the Company, PostRock Energy Services Corporation, a wholly owned subsidiary of the Company (“Seller”), and KPC entered into and simultaneously closed a Purchase Agreement (the “Purchase Agreement”) with MV pursuant to which the Seller sold all the equity of KPC to MV for a gross purchase price of $53.5 million. After an adjustment for working capital as set forth in the Purchase Agreement, the Company received $53.4 million in proceeds at closing. MV also agreed to make additional payments of $1.0 million for each of the next four years if qualified EBITDA (as defined in the Purchase Agreement) of KPC for that year exceeds a target amount. Determination of qualified EBITDA for the first year is due from MV no later than May 30, 2014. KPC owns a 1,120 mile interstate natural gas pipeline that transports natural gas from northern Oklahoma and western Kansas to Wichita and Kansas City, which formerly comprised the Company’s pipeline segment.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table discloses the results of discontinued operations related to KPC:

	Year Ended December 31,
	2011	2012

	(in thousands)
Interstate pipeline revenue	$11,183	$8,934
Pipeline expense	(5,219)	(2,825)
Depreciation and amortization	(3,574)	(2,537)
Gain (loss) on disposal of assets (1)	3	(5,437)
General and administrative expenses	(1,194)	(945)
Interest expense	(556)	(45)
Income from discontinued operations before income taxes	643	(2,855)
Income taxes	—	—
Total income (loss) from discontinued operations	$643	$(2,855)

____________

(1)Includes a loss of $5.4 million from the disposal of KPC.

Note 17—Supplemental Cash Flow Information

The following discloses certain cash and noncash transactions for the periods indicated:

	Year Ended December 31,
	2011	2012	2013

	(in thousands)
Cash paid for interest	$8,623	$7,292	$2,780
Cash paid for income taxes	—	—	100
Non-cash investing activity
Common stock issued for purchase of equity investment	4,100	—	—
Common stock issued for purchase of oil and gas properties	—	—	6,728
Common stock issued to fund 401K and deferred compensation plans	—	—	931
Common stock issued to repurchase and retire outstanding warrants	—	—	1,528
Warrants issued for purchase of equity investment	518	—	—
Equity securities received on the sale of oil and gas properties	5,875	—	—
Property additions financed through accounts payable and accrued liabilities	830	239	1,010
Additions to property and equipment by recognizing asset retirement obligations	4,067	159	1,099
Non-cash financing activity
Reduction of debt through conveyance of financial securities received from sale of oil and gas properties	5,729	—	—
Reduction of debt through issuance of common stock	843	—	—
Issuance of preferred stock and warrants in lieu of cash dividends	7,779	9,083	11,464
Accretion of discount on redeemable preferred stock reflected in interest expense	—	—	80
Accretion of discount on redeemable preferred stock	1,580	2,238	3,283

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18—Profit Sharing and Deferred Compensation Plan

401K plan — Substantially all of the Company’s employees are eligible to participate in a profit sharing plan under Section 401(k) of the Internal Revenue Code (the “401K plan”). In 2013, the Company contributed three percent of employees’ annual compensation regardless whether contributions were made by the employee. The Company would also match 100% of employee contributions in excess of three percent up to a total of six percent of annual compensation. Employees vest 33% in Company contributions in their first year of service, 67% in their second year of service and 100% in their third year of service. Prior to 2013, employer matching contributions to the 401K plan were made in cash. Beginning in 2013, employer matching contributions to the 401K plan may be made in Company common stock. In general, the Company issues common stock to fund its matching contributions although, from time to time, purchases of common stock on the open market by the 401K plan trust may occur if funds are available as a result of forfeitures.  During the year ended December 31, 2013, 404,805 shares of common stock were contributed to the 401K plan, of which 325,005 shares were issued by the Company, and 79,800 shares were purchased by the 401K plan trust on the open market.

The following table presents the expense incurred by the Company related to the 401K plan which is reflected in the consolidated statements of operations as a component of general and administrative expense:

	Year Ended December 31,
	2011	2012	2013

	(in thousands)
401(k) profit sharing plan cost	$492	$235	$662

Deferred compensation plan — Effective January 1, 2013, the Company established a deferred compensation plan that permits selected employees and members of its board to defer part or all of their eligible compensation. The following table presents the number of shares and the related fair values of common stock contributed by the Company to the deferred compensation plan in 2013. The fair value of common stock is based on the market price of the stock on the preceding day that the stock is transferred and thus deemed to be a Level 1 measurement  under the fair value hierarchy. Contributions were not made in the prior year as the plan was not in effect during that time.

Year Ended
December 31, 2013
($ in thousands)
Shares of common stock contributed	324,522
Fair value of common stock contributed	$473

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19—Supplemental Financial Information—Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for 2012 and 2013 are as follows:

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,

	(in thousands, except per share data)
2012
Total revenues	$14,321	$11,124	$13,697	$15,853
Operating income (loss) (1)	(7,501)	(10,352)	(11,409)	(6,649)
Net income (loss)	7,347	(18,508)	(25,174)	(11,237)
Net income (loss) per common share
Basic	$0.43	$(1.71)	$(1.94)	$(0.89)
Diluted	$0.37	$(1.71)	$(1.94)	$(0.89)

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,

	(in thousands, except per share data)
2013
Total revenues	$16,053	$19,594	$18,614	$18,039
Operating income (loss) (1)	(3,727)	(2,019)	(1,679)	(3,873)
Net income (loss)	(7,894)	6,880	(645)	(7,377)
Net income (loss) per common share
Basic	$(0.50)	$0.13	$(0.18)	$(0.38)
Diluted	$(0.50)	$0.13	$(0.18)	$(0.38)

____________

(1)Total revenue less total costs and expenses.

Note 20—Supplemental Information on Oil and Gas Producing Activities (Unaudited)

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

Equity investment—At December 31, 2013, the Company owns 21.3% voting interest in CEP, a publicly traded oil and gas exploration and production company. The Company’s equity interest in CEP was 26.4% and 26.5% at December 31, 2011 and 2012, respectively. CEP utilizes the successful efforts method of accounting for its oil and gas activities. Where applicable, the disclosures required under FASB ASC 932 are made below based on the Company’s proportionate share of CEP’s oil and gas activities according to the percentages described above. Information utilized to prepare disclosures on the Company’s proportionate share of CEP is based on publicly available data. The Company has updated previously filed amounts for December 31, 2012 related to CEP as discontinued operations have now been presented in their current public filing. Since December 31, 2011 amounts were not publicly available these amounts do not reflect the changes from discontinued operations.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Capitalized Costs

Aggregate capitalized costs related to oil and gas producing activities of the Company at December 31, 2012 and 2013, are summarized as follows:

	2012	2013

	(in thousands)
Oil and gas properties and related leasehold costs
Proved	$353,093	$405,895
Unproved	31	4,862
	353,124	410,757
Accumulated depreciation, depletion and amortization	(245,593)	(268,846)
Net capitalized costs	$107,531	$141,911

Unproved properties not subject to amortization consisted mainly of leaseholds acquired through acquisitions. The Company will continue to evaluate its unproved properties; however, the timing of the ultimate evaluation and disposition of the properties has not been determined.

Aggregate capitalized costs related to oil and gas producing activities of the Company’s proportionate investment in CEP at December 31, 2012 and 2013, are summarized as follows:

	2012	2013

	(in thousands)
Oil and gas properties and related equipment (successful efforts method)
Proved	$156,851	$135,642
Unproved	366	338
Materials, supplies and land	402	385
	157,619	136,365
Accumulated depreciation, depletion and amortization	(125,787)	(105,481)
Net capitalized costs	$31,832	$30,884

Costs Incurred

Costs incurred for oil and gas property acquisition, exploration and development activities that have been capitalized for the years ended December 31, 2011, 2012, and 2013 are summarized as follows:

	Consolidated Entities			CEP (1)
	2011	2012	2013	2011	2012	2013

	(in thousands)
Proved property acquisition costs (2)	$223	$151	$8,023	$(74)	$20	$4,262
Unproved property acquisition costs	630	52	8,567	167	47	45
Exploration costs	—	—	—	—	—	—
Development Costs	23,825	12,506	40,004	2,895	4,064	3,343
	$24,678	$12,709	$56,594	$2,988	$4,131	$7,650

____________

(1)Based on the Company’s pro-rata interest in CEP (disclosed above) assuming that the Company’s investment was made at the beginning of the period.

(2)The amount is negative for CEP in 2011 as it represents a post-closing receipt from an acquisition made by CEP in December 2010.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Results of Operations

The revenues and expenses associated directly with the Company’s oil and natural gas producing activities are reflected in the consolidated statement of operations. All of our ongoing operations are oil and natural gas producing activities located in the United States.

The table below presents the pro-rata results of oil and gas producing activities of the Company’s investment in CEP for the years ended December 31, 2011, 2012, and 2013 assuming that the Company’s investment was made at the beginning of the period presented.

	2011	2012	2013

	(in thousands)
Revenues	$27,778	$12,330	$9,388
Lease operating expense	7,379	5,144	4,017
Cost of sales and production taxes	1,343	780	864
Exploration costs	35	—	—
Impairment of oil and gas properties	775	29	502
Depreciation, depletion and amortization	5,845	3,109	4,041

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

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents changes in proved developed and undeveloped reserves of our consolidated entities.

	Gas - Mcf	Oil - Bbls
Proved reserves
Balance, December 31, 2010	130,462,031	744,266
Purchase of reserves in place	—	—
Extensions, discoveries, and other additions	1,752,746	54,761
Sale of reserves	(754,479)	—
Revisions of previous estimates	5,068,946	352,981
Production	(18,309,056)	(78,087)
Balance, December 31, 2011	118,220,188	1,073,921
Purchase of reserves in place	—	—
Extensions, discoveries, and other additions	1,867,365	617,854
Sale of reserves	—	—
Revisions of previous estimates	(34,037,402)	1,095,656
Production	(16,388,878)	(95,863)
Balance, December 31, 2012	69,661,273	2,691,568
Purchase of reserves in place	98,822	554,892
Extensions, discoveries, and other additions	1,122,511	1,911,959
Sale of reserves	—	—
Revisions of previous estimates	30,246,006	(585,342)
Production	(14,521,385)	(192,474)
Balance, December 31, 2013	86,607,227	4,380,603
Proved developed reserves
Balance, December 31, 2011	117,406,577	1,040,309
Balance, December 31, 2012	69,661,273	1,804,057
Balance, December 31, 2013	85,006,592	2,705,664

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents the Company’s pro-rata share of changes in reserves and the amounts of proved developed reserves of CEP assuming that the Company’s investment was made as of January 1, 2011.

Mcfe
Proved reserves
Balance, January 1, 2011	44,618,000
Purchase of reserves in place	—
Extensions, discoveries, and other additions	455,000
Sale of reserves	—
Revisions of previous estimates	11,216,000
Production	(3,138,000)
Balance, December 31, 2011	53,151,000
Purchase of reserves in place	—
Extensions, discoveries, and other additions	543,000
Sale of reserves	(68,000)
Revisions of previous estimates	(25,551,000)
Production	(3,435,000)
Balance, December 31, 2012	24,640,000
Decrease in pro rata ownership	(4,835,000)
Purchase of reserves in place	1,523,000
Extensions, discoveries, and other additions	1,028,000
Sale of reserves	(10,519,000)
Revisions of previous estimates	9,527,000
Production	(1,927,000)
Balance, December 31, 2013	19,437,000
Proved developed reserves
Balance, December 31, 2011	40,295,000
Balance, December 31, 2012	23,850,000
Balance, December 31, 2013	16,748,000

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Standardized Measure of Discounted Future Net Cash Flows

The following information is based on the Company’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows at December 31, 2011, 2012 and 2013 in accordance with FASB ASC 932 which requires the use of a 10% discount rate. Future income taxes are based on year-end statutory rates. This information is not the fair market value, nor does it represent the expected present value of future cash flows of Company’s proved oil and gas reserves.

	Consolidated Entities			CEP (1)
	2011	2012	2013	2011	2012	2013

	(in thousands)
Future cash inflows	$592,796	$438,356	$720,924	$241,173	$95,619	$107,103
Future production costs	312,410	218,707	315,079	132,081	51,462	48,418
Future development costs	10,524	31,051	49,590	25,705	2,948	8,668
Future income tax expense	—	—	30,149	—	—	—
Future net cash flows	269,862	188,598	326,106	83,387	41,209	50,017
10% annual discount for estimated timing of cash flows	94,342	86,516	156,977	40,964	17,446	19,406
Standardized measure of discounted future net cash flows related to proved reserves	$175,520	$102,082	$169,129	$42,423	$23,763	$30,611

Standardized measure from continuing operations	$175,520	$102,082	$169,129	$42,423	$16,021	$30,611
Standardized measure from discontinued operations	—	—	—	—	7,742	—
Standardized measure of discounted future net cash flows related to proved gas reserves	$175,520	$102,082	$169,129	$42,423	$23,763	$30,611

____________

(1)Represents the Company’s pro-rata share of its investment in CEP.

Future cash inflows are computed by applying a first-day-of-month, twelve-month average price, adjusted for location and quality differentials on a property-by-property basis, to year-end quantities of proved reserves, except in those instances where fixed and determinable price changes are provided by contractual arrangements at year-end. The discounted future cash flow estimates do not include the effects of our derivative instruments. See the following table for average oil and gas prices as of the periods indicated.

	2011	2012	2013
Crude oil price per Bbl	$96.19	$95.05	$96.94
Natural gas price per MMBtu	$4.12	$2.76	$3.67

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The principal changes in the standardized measure of discounted future net cash flows relating to proven oil and gas properties were as follows:

	Consolidated Entities			CEP (1)
	2011	2012	2013	2011	2012	2013

	(in thousands)
Present value, beginning of period	$159,261	$175,520	$102,082	$34,765	$42,423	$23,763
Net changes in prices and production costs	11,876	18,071	37,826	38	(5,095)	10,741
Decrease in pro rata ownership	—	—	—	—	—	(4,664)
Net changes in future development costs	(1,154)	(18,008)	(30,462)	—	—	—
Previously estimated development costs incurred	18,192	12,743	40,196	1,892	4,987	1,196
Sales of oil and gas produced, net	(32,751)	(10,338)	(29,604)	(7,810)	(10,520)	(4,525)
Extensions and discoveries	3,045	7,724	23,514	2,157	3,336	6,069
Purchases of reserves in-place	—	—	6,401	—	—	—
Sales of reserves in-place	(1,104)	—	—	—	(391)	(489)
Revisions of previous quantity estimates	10,513	(38,064)	49,926	11,243	(22,034)	4,570
Net change in income taxes	12,037	—	(7,769)	—	—	—
Accretion of discount	16,448	16,730	8,975	3,477	4,258	1,910
Timing differences and other (2)	(20,843)	(62,296)	(31,956)	(3,339)	6,799	(7,960)
Present value, end of period	$175,520	$102,082	$169,129	$42,423	$23,763	$30,611

Standardized measure from continuing operations	$175,520	$102,082	$169,129	$42,423	$16,021	$30,611
Standardized measure from discontinued operations	—	—	—	—	7,742	—
Standardized measure of discounted future net cash flows related to proved gas reserves	$175,520	$102,082	$169,129	$42,423	$23,763	$30,611

____________

(1)Represents the Company’s pro-rata share of its investment in CEP assuming that the Company’s investment was made at the beginning of each period presented.

(2)The change in timing differences and other are related to revisions in the Company’s estimated time of production and development and the impact of changes in the relative proportion of oil versus natural gas in the Company’s total reserves.

During 2013, the Company focused its development activities on oil related projects. As a result, the proportion of oil reserves to total reserves increased from 5% at December 31, 2011, to 19% at December 31, 2012 and 23% as of December 31, 2013. Since the Company calculates the price variance on an energy equivalent basis, the change in the Company’s reserve mix coupled with the 26:1 ratio of oil price to natural gas price used in the calculation, resulted in a positive net price variance. The positive price variance is reflected under “net changes in prices and production costs” in the table above. As a positive net price variance is disclosed, existing natural gas reserves, which comprised 77% of total reserves at December 31, 2013, decreased in value due to a decrease in the average natural gas price. This decline in value of natural gas reserves is included in “timing differences and other” in the table above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March, 2014.

POSTROCK ENERGY CORPORATION

/s/ TERRY W. CARTER
Terry W. Carter
Chief Executive Officer and President

POWER OF ATTORNEY

By signing this Annual Report on Form 10-K below, I hereby appoint Terry W. Carter as my attorney-in-fact to sign any and all amendments to this Annual Report on Form 10-K on my behalf, and to file this Annual Report on Form 10-K (including all exhibits and other documents related to the Annual Report on Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ TERRY W. CARTER Terry W. Carter	Chief Executive Officer and President and Director (Principal Executive and Financial Officer)	March 27, 2014

/S/ Casey E. Bigelow	Chief Accounting Officer	March 27, 2014
Casey E. Bigelow
/S/ DUKE R. LIGON Duke R. Ligon	Chairman of the Board	March 27, 2014

/S/ NATHAN M. AVERY Nathan M. Avery	Director	March 27, 2014

/S/ WILLIAM H. DAMON III William H. Damon III	Director	March 27, 2014

/S/ THOMAS J. EDELMAN Thomas J. Edelman	Director	March 27, 2014

/S/ J. PHILIP MCCORMICK J. Philip McCormick	Director	March 27, 2014

/S/ MARK A. STANSBERRY Mark A. Stansberry	Director	March 27, 2014

INDEX TO EXHIBITS

Exhibit No.	Description
2.1

Purchase Agreement, dated September 28, 2012, by and among PostRock, PostRock Energy Services Corporation, PostRock KPC Pipeline, LLC and MV Pipelines, LLC (incorporated herein by reference to Exhibit 2.1 to PostRock’s Current Report on Form 8-K filed on October 3, 2012).

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

2.4 2.5*

Purchase Agreement, dated December 19, 2011, by and among PostRock, Constellation Energy Partners Management LLC, Constellation Energy Commodities Group, Inc. and Constellation Energy Partners Holdings, LLC (incorporated herein by reference to Exhibit 2.1 to PostRock’s Current Report on Form 8-K filed on December 23, 2011).

Purchase and Sale Agreement, dated October 14, 2013 (the “West Star PSA”), by and among PostRock, PostRock MidContintent Production, LLC, West Star Operating Company, West Star Exploration and Production Company and Shalco Energy (Delaware), LLC.

3.1	Restated Certificate of Incorporation of PostRock (incorporated herein by reference to Exhibit 3.1 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).
3.2

Certificate of Amendment to Restated Certificate of Incorporation of PostRock (incorporated herein by reference to Exhibit 3.2 to PostRock’s Registration Statement on Form S-8 filed on May 17, 2012, Registration No. 333-181480).

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
4.8 4.9*

Form of Warrant with respect to the December White Deer SPA (as defined below) (incorporated herein by reference to Exhibit 4.2 to PostRock’s Current Report on Form 8-K filed on December 21, 2012).

Registration Rights Agreement with respect to the West Star PSA, dated November 1, 2013, by and among PostRock, West Star Operating Company, West Star Exploration and Production Company and Shalco Energy (Delaware), LLC.

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

10.4

Securities Purchase Agreement, dated December 17, 2012 (the “December White Deer SPA”), among PostRock, White Deer Energy L.P., White Deer Energy TE L.P. and White Deer Energy FI L.P. (incorporated herein by reference to Exhibit 10.1 to PostRock’s Current Report on Form 8-K filed on December 21, 2012).

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

10.7

Amendment No. 2, dated as of August 1, 2012, among PostRock, White Deer Energy L.P., White Deer Energy TE L.P. and White Deer Energy FI L.P., to the RRA (incorporated herein by reference to Exhibit 10.2 to PostRock’s Current Report on Form 8-K filed on August 7, 2012).

10.8

Amendment No. 3, dated as of December 20, 2012, among PostRock, White Deer Energy L.P., White Deer Energy TE L.P. and White Deer Energy FI L.P., to the RRA (incorporated herein by reference to Exhibit 10.2 to PostRock’s Current Report on Form 8-K filed on December 21, 2012).

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

10.11†

Amendment No. 1 to PostRock 2010 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.33 to PostRock’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 8, 2012).

10.12†

Second Amendment to PostRock 2010 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 4.7 to PostRock’s Registration Statement on Form S-8 filed on May 17, 2012, Registration No. 333-181480).

10.13†

Third Amendment to PostRock 2010 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to PostRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 14, 2013).

10.14†

Nonqualified Stock Option Agreement, dated August 15, 2007, between QRCP and William Damon III (incorporated herein by reference to Exhibit 10.75 to PostRock’s Registration Statement on Form S-4/A filed on December 17, 2009, Registration No. 333-162366).

10.15†

PostRock 2010 Long-Term Incentive Plan Form of 2011 Restricted Share Award Agreement (incorporated herein by reference to Exhibit 10.1 to PostRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 11, 2011).

10.16†

PostRock 2010 Long-Term Incentive Plan Form of 2011 Restricted Share Award Agreement (multi-year vesting, change in control) (incorporated herein by reference to Exhibit 10.15 to PostRock’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013).

10.17†	PostRock 2010 Long-Term Incentive Plan Form of Bonus Share Award Agreement (incorporated herein by reference to Exhibit 10.1 to PostRock’s Current Report on Form 8-K filed on August 10, 2010).
10.18†

PostRock 2010 Long-Term Incentive Plan Form of Restricted Share Award Agreement (change in control, one-year vesting) (incorporated herein by reference to Exhibit 10.17 to PostRock’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013).

10.19†

PostRock 2010 Long-Term Incentive Plan Form of Restricted Share Award Agreement (change in control, two-year vesting) (incorporated herein by reference to Exhibit 10.18 to PostRock’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013).

10.20†

PostRock 2010 Long-Term Incentive Plan Form of Stock Option Award Agreement (immediate vesting) (incorporated herein by reference to Exhibit 10.19 to PostRock’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013).

10.21†

PostRock 2010 Long-Term Incentive Plan Form of Stock Option Award Agreement (one-year vesting) (incorporated herein by reference to Exhibit 10.20 to PostRock’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013).

10.22†

PostRock 2010 Long-Term Incentive Plan Form of Stock Option Award Agreement (multi-year vesting) (incorporated herein by reference to Exhibit 10.2 to PostRock’s Current Report on Form 8-K filed on August 10, 2010).

10.23†

PostRock Executive Nonqualified Excess Plan Adoption Agreement (incorporated herein by reference to Exhibit 10.1 to PostRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 9, 2013).

10.24†	PostRock Executive Nonqualified Excess Plan (incorporated herein by reference to Exhibit 10.2 to PostRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 9, 2013).
10.25†

PostRock 2010 Long-Term Incentive Plan Form of Stock Option Award Agreement (multi-year vesting, change of control) (incorporated herein by reference to Exhibit 10.22 to PostRock’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013).

10.26†

PostRock 2010 Long-Term Incentive Plan Form of Restricted Share Award Agreement (multi-year vesting) (incorporated herein by reference to Exhibit 10.3 to PostRock’s Current Report on Form 8-K filed on August 10, 2010).

10.27†

PostRock 2010 Long-Term Incentive Plan Form of Restricted Share Unit Award Agreement (multi-year vesting) (incorporated herein by reference to Exhibit 10.4 to PostRock’s Current Report on Form 8-K filed on August 10, 2010).

10.28†

PostRock Form of Director Restricted Share Unit Award Agreement (Immediate Vesting) (incorporated herein by reference to Exhibit 10.5 to PostRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 11, 2012).

10.29†

PostRock Form of Director Restricted Share Unit Award Agreement (One Year Vesting, Five Year Settlement) (incorporated herein by reference to Exhibit 10.6 to PostRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 11, 2012).

10.30†

PostRock Energy Services Corporation 401(k) Profit Sharing Plan (incorporated herein by reference to Exhibit 4.5 to PostRock’s Registration Statement on Form S-8 filed on December 28, 2012, Registration No. 333-185722).

10.31†

Change in Control Severance Plan for Chief Executive Officer (incorporated herein by reference to Exhibit 10.3 to PostRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 11, 2012).

10.32†

Change in Control Severance Plan for Executive Officers Other than CEO and President (incorporated herein by reference to Exhibit 10.4 to PostRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 11, 2012).

10.33

At-The-Market Issuance Sales Agreement dated August 23, 2011 between PostRock and McNicoll, Lewis & Vlak LLC (incorporated herein by reference to Exhibit 10.1 to PostRock’s Current Report on Form 8-K filed on August 24, 2011).

10.34

Amendment No. 1, dated August 23, 2013, to At-The-Market Issuance Sales Agreement, dated August 23, 2011, between PostRock Energy Corporation and MLV & Co. LLC (formerly McNicoll, Lewis & Vlak LLC), as agent (incorporated herein by reference to Exhibit 1.1 to PostRock’s Current Report on Form 8-K filed on August 23, 2013).

10.35

Master Assignment and Assumption, dated December 20, 2012, by and among the assignor lenders party thereto and the assignee lenders party thereto (incorporated herein by reference to Exhibit 10.31 to PostRock’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013).

10.36

Third Amended and Restated Credit Agreement, dated December 20, 2012, among PostRock Energy Services Corporation and PostRock MidContinent Production, LLC, as Borrowers, Citibank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.32 to PostRock’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013).

10.37

Amended and Restated Intercreditor and Collateral Agency Agreement, dated September 21, 2010, among Royal Bank of Canada, BP Corporation North America Inc., and PostRock Energy Services Corporation and PostRock MidContinent Production, LLC, as Borrowers (incorporated herein by reference to Exhibit 10.4 to PostRock’s Current Report on Form 8-K filed on September 23, 2010).

10.38

Second Amendment to Amended and Restated Intercreditor and Collateral Agency Agreement, dated December 20, 2012, among Royal Bank of Canada, Citibank, N.A., BP Energy Company, PostRock Energy Services Corporation and PostRock MidContinent Production, LLC, as Borrowers, PostRock, PostRock Holdco, LLC, PostRock Eastern Production, LLC and STP Newco, Inc., as Obligors (incorporated herein by reference to Exhibit 10.34 to PostRock’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013).

10.39

Second Amended and Restated Guaranty, dated December 20, 2012, executed by PostRock in favor of Citibank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.35 to PostRock’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013).

10.40

Amended and Restated Guaranty (Subsidiary), dated December 20, 2012, executed by PostRock Eastern Production, LLC, PostRock Holdco, LLC and STP Newco, Inc. in favor of Citibank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.36 to PostRock’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013).

10.41 10.42*

Second Amended and Restated Pledge and Security Agreement, dated December 20, 2012, among PostRock Energy Services Corporation, PostRock MidContinent Production, LLC, PostRock, PostRock Eastern Production, LLC, STP Newco, Inc. and PostRock Holdco, LLC in favor of Citibank, N.A., as Collateral Agent (incorporated herein by reference to Exhibit 10.37 to PostRock’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013).

Warrant Exchange Agreement, dated November 27, 2013, by and among PostRock, White Deer Energy L.P., White Deer Energy TW L.P. and White Deer Energy FI L.P.

21.1*	List of Subsidiaries.
23.1*	Consent of Cawley, Gillespie & Associates, Inc.
23.2*	Consent of UHY LLP.

31.1*

Certification by principal executive officer who also serves as principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by principal executive officer who also serves as principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report of Cawley, Gillespie & Associates, Inc.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Taxonomy Extension Definition Linkbase Document

____________

*Filed herewith.

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