Form 10-Q
period 2014-03-31
PostRock Energy Corp
filed 2014-05-13
CIK 1473061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Form 10-Q

______________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

At May 1, 2014, there were 30,243,053 outstanding shares of the registrant’s common stock having an aggregate market value of $42.0 million based on a closing price of $1.39 per share.

POSTROCK ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

POSTROCK ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	March 31,
	2013	2014

		(Unaudited)
ASSETS
Current assets
Cash and equivalents	$37	$151
Restricted cash	—	23
Accounts receivable—trade, net	7,722	9,332
Other receivables	194	8,446
Inventory	886	838
Other	820	1,753
Derivative financial instruments	54	4
Total	9,713	20,547
Oil and natural gas properties, full cost method of accounting, net	141,911	142,462
Other property and equipment, net	14,180	13,780
Investment, net	14,588	7,873
Derivative financial instruments	652	469
Other, net	2,038	1,920
Total assets	$183,082	$187,051
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$7,406	$7,449
Revenue payable	4,397	4,921
Accrued expenses and other	4,055	3,881
Derivative financial instruments	1,937	4,917
Total	17,795	21,168
Derivative financial instruments	1,796	1,191
Long-term debt	92,000	95,000
Mandatorily redeemable preferred stock—6,000 shares issued and outstanding	64,523	64,933
Asset retirement obligations	13,099	13,345
Other	75	31
Total liabilities	189,288	195,668
Commitments and contingencies
Series A Cumulative Redeemable Preferred Stock, $0.01 par value; 1,250 shares issued and outstanding	23,828	26,098
Stockholders’ deficit
Preferred stock, $0.01 par value; 5,000,000 authorized shares; 113,521 and 135,251 shares of Series B Voting Preferred Stock issued and outstanding, respectively	1	1
Common stock, $0.01 par value; 100,000,000 authorized shares; issued—29,915,951 and 31,648,231; outstanding—29,556,263 and 30,289,371, respectively	299	316
Additional paid-in capital	397,170	399,900
Treasury stock, at cost	(512)	(1,617)
Accumulated deficit	(426,992)	(433,315)
Total stockholders’ deficit	(30,034)	(34,715)
Total liabilities and stockholders’ deficit	$183,082	$187,051

The accompanying notes are an integral part of these statements.

F-1

POSTROCK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2013	2014

	(in thousands, except per share data)
Revenues
Natural gas sales	$12,442	$15,963
Crude oil sales	2,957	5,105
Gathering	654	735
Total	16,053	21,803
Costs and expenses
Production	9,775	10,272
General and administrative	3,546	3,911
Depreciation, depletion and amortization	6,428	6,902
(Gain) loss on disposal of assets	31	(19)
Acquisition costs	—	34
Total	19,780	21,100
Operating income (loss)	(3,727)	703
Other income (expense)
Realized loss from derivative financial instruments	(873)	(2,507)
Unrealized loss from derivative financial instruments	(6,248)	(2,608)
Gain on investment	3,582	1,619
Other income (expense), net	13	—
Interest expense, net	(641)	(3,530)
Total	(4,167)	(7,026)
Loss before income taxes	(7,894)	(6,323)
Income taxes	—	—
Net loss	(7,894)	(6,323)
Preferred stock dividends	(2,740)	(929)
Accretion of redeemable preferred stock	(778)	(370)
Net loss attributable to common stockholders	$(11,412)	$(7,622)
Net loss per common share
Basic loss per share	$(0.50)	$(0.25)
Diluted loss per share	$(0.50)	$(0.25)
Weighted average common shares outstanding
Basic	22,763	31,015
Diluted	22,763	31,015

The accompanying notes are an integral part of these statements.

F-2

POSTROCK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2014

	(in thousands)
Cash flows from operating activities
Net loss	$(7,894)	$(6,323)
Adjustments to reconcile net loss to net cash flows from (used in) operating activities
Depreciation, depletion and amortization	6,428	6,902
Share-based and other compensation	928	968
Amortization of deferred loan costs	104	129
Change in fair value of derivative financial instruments	6,248	2,608
(Gain) loss on disposal of assets	31	(19)
Gain on investment	(3,582)	(1,619)
Other non-cash changes to items affecting net loss	(15)	2,566
Changes in operating assets and liabilities
Accounts receivable	153	(1,528)
Accounts payable	(5,559)	(1,128)
Other	329	(1,037)
Net cash flows from (used in) operating activities	(2,829)	1,519
Cash flows from investing activities
Restricted cash	—	(23)
Expenditures for equipment, development and leasehold	(9,211)	(4,430)
Proceeds from sale of assets	12	59
Net cash flows used in investing activities	(9,199)	(4,394)
Cash flows from financing activities
Proceeds from debt	23,500	19,000
Repayments of debt	(15,000)	(16,000)
Debt and equity financing costs	(224)	(11)
Proceeds from issuance of common stock	3,292	—
Net cash flows from financing activities	11,568	2,989
Net increase (decrease) in cash and cash equivalents	(460)	114
Cash and equivalents beginning of period	525	37
Cash and equivalents end of period	$65	$151

The accompanying notes are an integral part of these statements.

F-3

POSTROCK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Amounts subsequent to December 31, 2013 are unaudited)

		Preferred	Common	Common	Additional	Shares of			Total
	Preferred	Stock	Shares	Stock	Paid-in	Treasury	Treasury	Accumulated	(Deficit)
	Shares	Par Value	Issued	Par Value	Capital	Stock	Stock	Deficit	Equity

	(in thousands, except share data)
Balance, December 31, 2013	113,521	$1	29,915,951	$299	$397,170	359,688	$(512)	$(426,992)	$(30,034)
Stock-based compensation	—	—	—	—	105	—	—	—	105
Restricted stock grants, net of forfeitures	—	—	(15,219)	—	—	83,363	(104)	—	(104)
Funding of 401K and deferred compensation plans	—	—	1,021,693	10	1,854	915,809	(1,001)	—	863
Issuance of Series B preferred stock	21,730	—	—	—	—	—	—	—	—
Issuance of warrants	—	—	—	—	1,184	—	—	—	1,184
Issuance of common stock, net	—	—	725,806	7	886	—	—	—	893
Preferred stock dividends	—	—	—	—	(929)	—	—	—	(929)
Preferred stock accretion	—	—	—	—	(370)	—	—	—	(370)
Net loss	—	—	—	—	—	—	—	(6,323)	(6,323)
Balance, March 31, 2014	135,251	$1	31,648,231	$316	$399,900	1,358,860	$(1,617)	$(433,315)	$(34,715)

The accompanying notes are an integral part of these statements.

F-4

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

PostRock Energy Corporation is an independent oil and gas company engaged in the acquisition, exploration, development, production and gathering of crude oil and natural gas. Its primary production activity is focused in the Cherokee Basin, a 15-county region in southeastern Kansas and northeastern Oklahoma, and in Central Oklahoma. It also has minor oil and gas producing properties in the Appalachian Basin. Unless the context requires otherwise, references to “PostRock,” the “Company,” “we,” “us” and “our” refer to PostRock Energy Corporation and its consolidated subsidiaries.

The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 10-K”).

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

Note 2 — Other Balance Sheet Items

The following describes the components of the following condensed consolidated balance sheet items:

	December 31,	March 31,
	2013	2014

	(in thousands)
Other current assets
Prepaid fees and deposits	$820	$1,753
Total	$820	$1,753
Other noncurrent assets, net
Deferred financing costs	$1,547	$1,430
Noncurrent deposits and other	491	490
Total	$2,038	$1,920
Accrued expenses and other
Interest	$39	$56
Employee-related costs and benefits	1,062	1,344
Non-income related taxes	72	816
Fees for services	1,127	439
Asset retirement obligations	129	134
Current income taxes	80	—
Other	1,546	1,092
Total	$4,055	$3,881
Other noncurrent liabilities
Lease termination costs	$75	$30
Other	—	1
Total	$75	$31

F-5

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

The Company monitors the creditworthiness of its counterparties; however, it is not able to predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, it may be limited in its ability to mitigate an increase in counterparty credit risk. Possible actions would be to transfer its position to another counterparty or request a voluntary termination of the derivative contracts resulting in a cash settlement. Should one of these counterparties not perform, the Company may not realize the benefit of some of its derivative instruments under lower commodity prices as well as incur a loss. The Company includes a measure of counterparty credit risk in its estimates of the fair values of derivative instruments in an asset position. At March 31, 2014, the Company was a net obligor with respect to outstanding derivative contracts with both of its counterparties and therefore utilized its own credit risk in estimating the fair value of those derivatives.

The Company does not designate its derivative financial instruments as hedging instruments for financial accounting purposes and, as a result, it recognizes the change in the respective instruments’ fair value currently in earnings. The table below outlines the classification of derivative financial instruments on the condensed consolidated balance sheet and their financial impact on the condensed consolidated statements of operations at and for the periods indicated:

		December 31,	March 31,
Derivative Financial Instruments	Balance Sheet location	2013	2014

		(in thousands)
Commodity contracts	Current derivative financial instrument asset	$54	$4
Commodity contracts	Long-term derivative financial instrument asset	652	469
Commodity contracts	Current derivative financial instrument liability	(1,937)	(4,917)
Commodity contracts	Long-term derivative financial instrument liability	(1,796)	(1,191)
		$(3,027)	$(5,635)

Gains and losses associated with derivative financial instruments related to oil and gas production were as follows for the periods indicated:

	Three Months Ended March 31,
	2013	2014

	(in thousands)
Realized losses	$(873)	$(2,507)
Unrealized losses	(6,248)	(2,608)
Total loss from derivative financial instruments	$(7,121)	$(5,115)

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

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	December 31,	March 31,
	2013	2014

	(in thousands)
Derivative Assets
Gross amounts of recognized assets	$706	$473
Gross amounts offset in the balance sheet	—	—
Net amounts of assets presented in the balance sheet	706	473
Gross amounts not offset in the balance sheet	(706)	(473)
Net amount	$—	$—

Derivative Liabilities
Gross amounts of recognized liabilities	$3,733	$6,108
Gross amounts offset in the balance sheet	—	—
Net amounts of liabilities presented in the balance sheet	3,733	6,108
Gross amounts not offset in the balance sheet	(706)	(473)
Net amount	$3,027	$5,635

The following table summarizes the estimated volumes, fixed prices and fair values attributable to all of the Company’s oil and gas derivative contracts at March 31, 2014.

	Remainder of	Year Ending December 31,
	2014	2015	2016	Total
	($ in thousands, except per unit data)
Natural Gas Swaps
Contract volumes (MMBtu)	7,745,679	8,983,560	7,814,028	24,543,267
Weighted-average fixed price per MMBtu	$4.01	$4.01	$4.01	$4.01
Fair value, net	$(3,427)	$(1,579)	$(877)	$(5,883)
Crude Oil Swaps
Contract volumes (Bbl)	87,057	71,568	65,568	224,193
Weighted-average fixed price per Bbl	$95.19	$92.73	$90.33	$92.98
Fair value, net	$(219)	$174	$293	$248
Total fair value, net	$(3,646)	$(1,405)	$(584)	$(5,635)

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

Investment — The Company has an investment in Constellation Energy Partners LLC (“CEP”), which consisted of 5,503,956 Class

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

B units at March 31, 2014 (see Note 5 —  Investment).  Fair value for the Class B units, which are publicly traded, is based on market price and classified as a Level 1 measurement under the fair value hierarchy. At March 31, 2014, the fair value used for the Class B units was  $2.60 per unit. At December 31, 2013, fair value for the Company’s Class A units was classified as a Level 2 measurement. As of March 31, 2014, the Company no longer held any Class A units (see Note 5 —  Investment).

The Company classifies assets and liabilities within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement of each individual asset and liability taken as a whole. Measurement information for assets and liabilities that are measured at fair value on a recurring basis was as follows:

				Total Net Fair
	Level 1	Level 2	Level 3	Value

	(in thousands)
At December 31, 2013
Investment, gross	$14,205	$383	$—	$14,588
Derivative financial instruments—assets	—	706	—	706
Derivative financial instruments—liabilities	—	(3,733)	—	(3,733)
Total	$14,205	$(2,644)	$—	$11,561
At March 31, 2014
Investment, gross	$14,310	$—	$—	$14,310
Derivative financial instruments—assets	—	473	—	473
Derivative financial instruments—liabilities	—	(6,108)	—	(6,108)
Total	$14,310	$(5,635)	$—	$8,675

The Company classifies assets and liabilities within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement of each individual asset and liability taken as a whole.

There were no movements between Levels 1 and 2 during the three months ended March 31, 2014. The Company has not owned any Level 3 assets or liabilities since 2012.

Additional Fair Value Disclosures — The Company has 7,250 outstanding shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) (see Note 8 — Redeemable Preferred Stock and Warrants) at March 31, 2014.  The obligation to redeem the preferred shares is reflected as debt (“mandatorily redeemable preferred stock”) and temporary equity (“Series A Cumulative Redeemable Preferred Stock”) in the condensed balance sheet (see Note 8 — Redeemable Preferred Stock and Warrants).  The fair value and the carrying value of these securities at December 31, 2013, were $30.9 million and $23.8 million, respectively, for the portion reflected as temporary equity and $71.9 million and $64.5 million, respectively, for the portion reflected in debt. The fair value and the carrying value of these securities at March 31, 2014, were $34.0 million and $26.1 million, respectively, for the portion reflected as temporary equity and $71.9 million and $64.9 million, respectively, for the portion reflected in debt. The fair value was determined by discounting the cash flows over the remaining life of the securities utilizing a LIBOR interest rate and a risk premium of approximately 12.9% and 13.2% at December 31, 2013, and March 31, 2014, respectively, which was based on companies with similar leverage ratios to PostRock. The Company has classified the valuation of these securities under Level 2 of the fair value hierarchy.

The Company’s long-term debt consists entirely of floating-rate facilities. The carrying amount of floating-rate debt approximates fair value because the interest rates on such debt are generally set for periods of six months or shorter.

Note 5 — Investment

The Company elected the fair value option to account for its interest in CEP at inception. The fair value option was chosen as the Company determined that the market price of CEP’s publicly traded interests provided a more accurate fair value measure of the Company’s investment in CEP. The Company has not elected the fair value option for any of its other assets and liabilities. Although the Company no longer has the ability to exercise significant influence over CEP, it will continue to use the fair value option to account for such investment as that election is irrevocable. See further discussion below on the sale of CEP units.

The following table presents the mark-to-market gains on our investment (recorded as a component of other income in the condensed

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

consolidated statements of operations), our investment in CEP at gross fair value, and the valuation allowance on CEP investment, which includes certain proceeds received from the settlement agreement as described below (presented net in the consolidated balance sheets):

	Three Months Ended March 31,
	2013	2014

	(in thousands)
Mark-to-market gains on investment	$3,582	$1,619
Investment, at gross fair value	11,402	14,310
Valuation allowance on investment	—	(6,437)

On March 31, 2014, PostRock Energy Corporation and its wholly owned subsidiary, Constellation Energy Partners Management, LLC (“CEPM”), entered into a settlement agreement, fully resolving all claims associated with the lawsuit filed August 30, 2013 against CEP, CEP’s Chief Executive Officer, members of CEP’s Board of Managers, Sanchez Oil & Gas Corporation and Sanchez Energy Partners I, LP (“SEPI”).

Under the settlement agreement, CEPM is to recover a target amount of $21.6 million (the “Target Amount”).  In the initial phase of the settlement, CEPM transferred 484,505 Class A units of CEP, representing 100% of the Class A units it owned, to SEPI, and received the sum of $817,767 from SEPI and an initial payment in the sum of $6,516,103 from CEP.  The $6.5 million was recorded as a valuation allowance related to the CEP investment in accordance with the principles of cost recovery method. When the value of our net investment reaches zero we will start realizing gains/losses in net income.  In addition, CEPM transferred 414,938 CEP Class B units to SEPI in exchange for $1 million from SEPI. After our mark to market adjustment for the B units, a loss of $78,839 was recorded in the investment valuation allowance; however, as mentioned earlier, no realized gain/loss will be recorded until the value of our investment reaches zero.  As of April 1, 2014, CEPM owned 5,503,956 Class B units, which it intends to dispose of subject to minimum price, volume and other limitations set forth in the settlement agreement. The Class B units may be sold in open market sales and underwritten offerings permitted by and subject to the terms of the settlement agreement.  In certain circumstances, SEPI may require CEPM to sell up to one-half of the subject units to third parties identified by SEPI.

If, following application of (i) the amounts received in the initial phase as noted above and (ii) proceeds from the sale of all of CEPM’s Class B units, the Target Amount has not been met, SEPI will pay CEPM the difference, up to a maximum of $5 million.  On the other hand, if the Target Amount has been exceeded, CEPM will pay SEPI 50% of the surplus, up to a maximum payment to SEPI of $5 million.

The settlement agreement provides that until CEPM’s ownership of Class B units has been reduced to less than one million units, CEPM has the right to appoint one observer to the CEP board of managers. The settlement agreement also contains certain restrictions concerning CEPM’s voting on issues brought to a unit-holder vote and participating in proxy solicitations or contests.

Note 6 — Asset Retirement Obligations

The following table reflects the changes to asset retirement obligations for the periods indicated:

	Three Months Ended March 31,
	2013	2014

	(in thousands)
Asset retirement obligations at beginning of period	$10,868	$13,228
Liabilities incurred	129	17
Liabilities settled	—	(22)
Accretion	193	256
Asset retirement obligations at end of period	$11,190	$13,479
Current portion of asset retirement obligations	$—	$134
Noncurrent portion of asset retirement obligations	$11,190	$13,345

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 7 — Long-Term Debt

The Company has a single credit facility comprised of a $200 million senior secured revolving facility (the “Borrowing Base Facility”) with the following outstanding balances:

	December 31,	March 31,
	2013	2014

	(in thousands)
Borrowing Base Facility	$92,000	$95,000
Less current maturities	—	—
Total long-term debt	$92,000	$95,000

With outstanding borrowings of $95 million and letters of credit of $1.4 million, $18.6 million was available for additional borrowings at March 31, 2014. The Company is currently in discussion with its lenders regarding the redetermination of the borrowing base under the Borrowing Base Facility that is to be effective as of May 1, 2014. The expected completion for the redetermination is May 23, 2014. The terms of the Borrowing Base Facility are described within Note 10 of Item 8. Financial Statement and Supplementary Data in the 2013 10-K.

The Company was in compliance with all of its financial covenants under the Borrowing Base Facility at March 31, 2014.

Note 8 — Redeemable Preferred Stock and Warrants

Prior to December 31, 2014, the Company may accrue dividends on its Series A Preferred Stock rather than paying them in cash. Whenever dividends are accrued on a quarterly dividend payment date, the liquidation preference of the Series A Preferred Stock is increased by the amount of the accrued dividends and additional warrants to purchase shares of PostRock common stock are issued. The Company records the increase in liquidation preference and the issuance of additional warrants by allocating their relative fair values to the amount of accrued dividends. The allocation results in an increase to the Company’s temporary equity related to the Series A Preferred Stock and an increase to additional paid in capital related to the additional warrants issued. The increase to additional paid in capital related to additional warrants issued for dividends paid-in-kind was $1.2 million during the three months ended March 31, 2014.

The following table summarizes changes in the Series A Preferred Stock and associated warrants:

	Carrying Value	Carrying Value	Number of	Liquidation
	of Series A	of Series A	Outstanding	Value of	Number of	Weighted Average
	Preferred Stock in	Preferred Stock	Series A	Series A	Outstanding	Exercise Price of
	Temporary Equity	in Liabilities	Preferred Shares	Preferred Stock	Warrants	Warrants

	(in thousands except share, warrant and per unit data)
December 31, 2013	$23,828	$64,523	7,250	$102,806	20,161,351	$1.54
Accrued dividends	1,900	—	—	3,084	2,437,278	1.27
Accretion	370	410	—	—	—	—
March 31, 2014	$26,098	$64,933	7,250	$105,890	22,598,629	$1.51

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9 — Equity and Earnings per Share

Share-Based Payments — The Company recorded share-based compensation expense of $719,000 and $105,000 for the three months ended March 31, 2013 and 2014, respectively.  Total share-based compensation to be recognized on unvested stock awards and options at March 31, 2014, is $715,000 over a weighted average period of 1.24 years. The following table summarizes options and restricted awards granted during 2014 and their associated valuation assumptions:

	Number of	Fair value per
	awards granted	option or share	Exercise price	Risk free rate	Volatility

Options
First quarter 2014 employee awards (1)	15,750	$0.64	$1.23	1.2%	68.4%
Restricted Stock Awards
First quarter 2014 employee awards (2)	9,500	$1.23	n/a	n/a	n/a
First quarter 2014 director awards (3)	10,991	1.16	n/a	n/a	n/a

____________

(1)Awards vest ratably over a three year period.

(2)3,167 restricted shares vest in one year, 3,167 restricted shares vest in two years and 3,166 restricted shares vest in three years.

(3)Awards vest immediately.

Income/(Loss) per Share — A reconciliation of the denominator (number of shares) used in the basic and diluted per share calculations for the periods indicated is as follows:

	Three Months Ended March 31,
	2013	2014

Denominator for basic earnings per share	22,763,461	31,015,120
Effect of potentially dilutive securities
Unvested share-based awards	—	—
Warrants	—	—
Stock options	—	—
Denominator for diluted earnings per share	22,763,461	31,015,120
Securities excluded from earnings per share calculation due to antidilutive effect
Unvested share-based awards	149,988	—
Stock options	2,455,663	2,092,903
Warrants	34,785,629	20,385,959

Common Stock Issuance — As of March 31, 2014 the Company had an effective $100 million universal shelf registration statement under which it has sold common shares pursuant to an at-the-market issuance sales agreement with a sales agent. No shares were sold during the three months ended March 31, 2014. During the three months ended March 31, 2013, the Company sold 2,054,758 common shares for net proceeds of $3.2 million.

The Company issued an additional 725,806 common shares with a fair value of approximately $900,000 as partial payment on a Central Oklahoma property acquisition in January 2014.

Note 10 — Commitments and Contingencies

Litigation — The Company is subject, from time to time, to certain legal proceedings and claims in the ordinary course of conducting its business. It records a liability related to its legal proceedings and claims when it has determined that it is probable that it will be obligated to pay and the related amount can be reasonably estimated. There are no pending legal proceedings involving the Company which it believes have a reasonable possibility of materially affecting its financial position, results of operations or cash flows in an adverse manner.

As described in Note 5 — Investment, the Company has settled a lawsuit against CEP, CEP’s Chief Executive Officer, members of

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CEP’s Board of Managers, Sanchez Oil & Gas Corporation and SEPI.

Contractual Commitments — The Company has numerous contractual commitments in the ordinary course of business including debt service requirements, operating leases and purchase obligations. During the three months ended March 31, 2014, the Company has not entered into any significant contractual commitments that would increase the amounts included in the Company’s outstanding contractual commitments table at December 31, 2013.

Other than the contractual commitments discussed above and additional debt borrowings during the three months ended March 31, 2014, there were no material changes to the Company’s contractual commitments since December 31, 2013.

Note 11 — Profit sharing and deferred compensation plans

401K plan — Substantially all of the Company’s employees are eligible to participate in a profit sharing plan under Section 401(k) of the Internal Revenue Code (the “401K plan”). Prior to 2013, employer matching contributions to the 401K plan were made in cash. Beginning in the second quarter of 2013, employer matching contributions to the 401K plan may be made in Company common stock. In general, the Company issues common stock to fund its matching contributions although, from time to time, purchases of common stock on the open market by the 401K plan trust may occur if funds are available as a result of forfeitures.  During the three months ended March 31, 2014,  106,131 shares of common stock were contributed to the 401K plan, of which 105,884 shares were issued by the Company, and the remaining 247 shares were funded with forfeited shares already in the plan.

The following table presents the expense incurred by the Company related to the 401K plan which is reflected in the condensed consolidated statements of operations as a component of general and administrative expense:

	Three Months Ended March 31,
	2013	2014

	(in thousands)
401(k) profit sharing plan cost	$199	$149

Deferred compensation plan — Effective January 1, 2013, the Company established a deferred compensation plan that permits selected employees and members of its board to defer part or all of their eligible compensation. The Company issues common stock into a rabbi trust created to hold the assets associated with the plan. A participant’s deferred compensation is credited with earnings, gains and losses based on the Company’s common stock, the only investment option currently available under the plan. The Company may also make discretionary employer credits in an amount it determines each plan year. Distributions to participants will be made in shares of the Company’s common stock. Company shares held in the rabbi trust are recorded as treasury stock in the condensed consolidated balance sheets. Changes in the fair value of the deferred compensation obligation, currently recorded as a component of additional paid-in-capital, are not recognized.

The following table presents the number of shares and the related fair values of common stock contributed by the Company to the deferred compensation plan during the three months ended March 31, 2013 and 2014. The fair value of common stock is based on the market price of the stock on the preceding day that the stock is transferred and thus deemed to be a Level 1 measurement under the fair value hierarchy.

	Three Months Ended March 31,
	2013	2014

	(in thousands, except per share amounts)
Shares of common stock contributed	—	915,809
Fair value of common stock contributed	$—	$1,001

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

The following discussion should be read together with the unaudited condensed consolidated financial statements and related notes included elsewhere herein and with our annual report on Form 10-K for the year ended December 31, 2013.

2014 Drilling Program and Production Update

Central Oklahoma

Oil production for the first quarter averaged 356 net barrels per day, a 120% increase over the prior-year period. During the quarter, we have performed development workovers on three wells. Since the end of the quarter, we have performed an additional seven workovers, five of which were put on production by the end of April. Additionally, we are currently drilling a horizontal well targeting the Hunton formation. Initial results have been positive, as the initial eight development workovers have increased production by approximately 190 net barrels of oil per day.

On January 31, we purchased additional interests in producing properties we acquired in November 2013. The additional interests were purchased for $1.8 million, consisting of $900,000 cash and 725,806 shares of our common stock.

For the balance of the year, we plan to spend $20 million on new horizontal and vertical wells targeting multiple formations, including the Hunton carbonate and the Woodford shale. We also expect to perform additional development workovers throughout the year. As attractive opportunities are developed, additional capital may be directed towards further oil development in the region.

Cherokee Basin

Gas and oil production for the first quarter averaged 34.8 net MMcf per day and 212 net barrels per day, respectively. On an economic equivalency basis, production declined 9% from the prior-year period to an average of 38.8 net MMcfe per day. The decline in gas volume was largely due to extreme winter temperatures in the Cherokee Basin and the continued absence of gas development projects, as oil projects, particularly in Central Oklahoma, remain economically more attractive. Production has continued to recover from winter weather conditions and as of April 30 had nearly returned to expected rates.

One of our most significant projects over the last roughly 18 months has been the reconfiguration of our Cherokee Basin compression system. This project is designed to improve energy efficiency and reduce gathering and operating costs. The program was piloted in 2012 and full implementation began in early 2013. The project was completed on May 6 and the total cost was $8.5 million. The project is expected to result in total annual rental savings of $4.6 million and reduce fuel consumption by approximately 1.6 MMcf per day as compared to fuel consumption prior to the project.

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2014

The following table presents financial and operating data for the periods indicated as follows:

	Three Months Ended
	March 31,		Increase/
	2013	2014	(Decrease)
	($ in thousands except per unit data)
Natural gas sales	$12,442	$15,963	$3,521	28.3%
Crude oil sales	$2,957	$5,105	$2,148	72.6%
Gathering revenue	$654	$735	$81	12.4%
Production expense	$9,775	$10,272	$497	5.1%
Depreciation, depletion and amortization	$6,428	$6,902	$474	7.4%
Gain (loss) on disposal of assets	$(31)	$19	$50	(161.3)%
Sales Data - Volumes
Natural gas sales (MMcf)	3,720	3,258	(462)	(12.4)%
Oil sales (Bbls)	32,679	53,586	20,907	64.0%
Total sales (MMcfe)	3,917	3,580	(337)	(8.6)%
Average daily sales (MMcfe/d)	43.5	39.8	(3.7)	(8.6)%
Average Sales Price per Unit
Natural gas (Mcf)	$3.34	$4.90	$1.56	46.7%
Oil (Bbl)	$90.49	$95.27	$4.78	5.3%
Natural gas equivalent (Mcfe)	$3.93	$5.88	$1.95	49.7%
Average Unit Costs per Mcfe
Production expense	$2.50	$2.87	$0.37	14.8%
Depreciation, depletion and amortization	$1.64	$1.93	$0.29	17.6%

Natural gas sales increased $3.5 million, or 28.3%, from $12.4 million during the three months ended March 31, 2013, to $16.0 million during the three months ended March 31, 2014. Higher natural gas prices resulted in increased revenues of $5.0 million while lower gas volumes partially offset that increase by $1.5 million. In addition to significant weather related interruptions in the current year, the decline in gas volumes was the result of a continued suspension of gas development combined with the natural production decline of our existing wells. Our average realized natural gas price increased from $3.34 per Mcf for the three months ended March 31, 2013, to $4.90 per Mcf for the three months ended March 31, 2014.

Oil sales increased $2.1 million, or 72.6%, from $3.0 million during the three months ended March 31, 2013, to $5.1 million during the three months ended March 31, 2014. Higher oil volumes resulted in increased revenues of $1.8 million while higher oil prices increased revenue by an additional $266,000. Our average realized oil price increased from $90.49 per barrel for the three months ended March 31, 2013, to $95.27 per barrel for the three months ended March 31, 2014.

Gathering revenue increased slightly from $654,000 for the three months ended March 31, 2013, to $735,000 for the three months ended March 31, 2014. The decrease in gas volumes being transported was more than offset by an increase in pricing.

Production expense consists of lease operating expenses, severance and ad valorem taxes (“production taxes”) and gathering expense. Production expense increased by $497,000, or 5.1%, from $9.8 million during the three months ended March 31, 2013, to $10.3 million during the three months ended March 31, 2014. The variance was primarily driven by lower capitalized labor of $666,000 due to lower level of capital projects in Cherokee Basin and with higher repair and maintenance costs of $320,000 and was partially offset by lower compression rental costs of $598,000 and lower field wages of $190,000. Production costs were $2.87 per Mcfe for the three months ended March 31, 2014 as compared to $2.50 per Mcfe for the three months ended March 31, 2013.

Depreciation, depletion and amortization increased 474,000, or 7.4%, from $6.4 million during the three months ended March 31, 2013, to $6.9 million during the three months ended March 31, 2014. On a per unit basis, we had an increase of $0.29 per Mcfe from $1.64 per Mcfe during the three months ended March 31, 2013, to $1.93 per Mcfe during the three months ended March 31, 2014. The increase was primarily a result of an increase in the deprecation rate which was partially offset by lower volumes.

General and administrative expenses increased approximately $400,000, or 10.2%, from $3.5 million during the three months ended March 31, 2013, to $3.9 million during the three months ended March 31, 2014. Excluding expenses of $29,000 associated with the

CEP litigation and a one-time payroll tax expense of $62,000 for executive deferred compensation, G&A increased by 8%. Of the increase, $144,000 was related to higher licensing and implementation costs for new accounting, planning and technical software. Additionally, $128,000 was due to an increase in wages as the average employee headcount at the Company’s headquarters increased by five. Going forward, both license/software implementation costs and wages should moderate as expected system cost savings and the impact of recent employee departures are realized throughout the year.

Other income (expense) consists primarily of realized and unrealized gains or losses from derivative instruments, gain or loss from investment and net interest expense. We recorded a realized loss on our derivative contracts of $873,000 and $2.5 million for the three months ended March 31, 2013 and 2014, respectively. We recorded an unrealized loss from derivative instruments of $6.2 million and  $2.6 million for the three months ended March 31, 2013 and 2014, respectively. We recorded a mark-to-market gain of $3.6 million and  $1.6 million on our investment in CEP for the three months ended March 31, 2013 and 2014, respectively. Interest expense, net, was $641,000 and $3.5 million during the three months ended March 31, 2013 and 2014, respectively. Excluding non-cash interest of $2.6 million related to our Series A Preferred Stock, interest expense, net, was $965,000 during the three months ended March 31, 2014 and was higher compared to the prior period as a result of higher debt in the current period.

Liquidity and Capital Resources

Cash flows from operating activities have historically been driven by the quantities of our production and the prices received from the sale of our production. Prices of oil and gas have historically been very volatile and can significantly impact the cash received from the sale of our production. Use of derivative financial instruments helps mitigate this price volatility. Proceeds from or payments for derivative settlements are included in cash flows from operations. Cash expenses also impact our operating cash flow and consist primarily of production expenses, interest on our indebtedness and general and administrative expenses.

Our primary sources of liquidity for the three months ended March 31, 2014, were borrowings under our borrowing base credit facility and cash from operations. At March 31, 2014, our debt increased by $3.0 million from December 31, 2013. The increase was primarily due to borrowings to fund capital expenditures.

Cash Flows from Operating Activities

Cash flows used in operating activities was $2.8 million for the three months ended March 31, 2013, compared to cash flows from  operating activities of $1.5 million for the three months ended March 31, 2014. The increase was primarily a result of an increase in working capital.

Cash Flows from Investing Activities

Cash flows used in investing activities were $9.2 million for the three months ended March 31, 2013, compared to $4.4 million for the three months ended March 31, 2014. The decreased outflow was primarily due to lower capital expenditures in the current period. Capital expenditures in the prior-year period were higher as a  result of a higher number of oil development projects when compared to the number of projects in the current period.  Acquisition and development capital expenditures in the current year reflect our expanded oil activity in Central Oklahoma.  ‘Other’ capital expenditures is mainly costs associated with our compressor optimization project in the Cherokee Basin. The following table sets forth our capital expenditures, including costs we have incurred but not paid, by major categories for the three months ended March 31, 2014:

Three Months Ended
March 31, 2014
(in thousands)
Capital expenditures
Acquisition	$2,094
Development	2,021
Other	2,719
Total capital expenditures	$6,834

Cash Flows from Financing Activities

Cash flows from financing activities were $11.6 million for the three months ended March 31, 2013, as compared to $3.0 million for the three months ended March 31, 2014. The difference in cash flows was primarily driven by no sales under our at-the-market common stock program as well as lower borrowings in the current year compared to the prior year. Debt financing was $8.5 million for the three months ended March 31, 2013, compared to  $3.0 million for the three months ended March 31, 2014. Also, during the first three months ended March 31, 2013 the Company had proceeds from the issuance of common stock of $3.3 million.

Sources of Liquidity in 2014 and Capital Requirements

We rely on our cash flows from operating activities as a source of internally generated liquidity. Our long-term ability to generate liquidity internally depends, in part, on our ability to hedge future production at attractive prices as well as our ability to control operating expenses. At the end of March 2014, we settled our lawsuit with CEP and SEPI and used proceeds received of $8.3 million to reduce bank debt.  The settlement positions us to redeploy capital into oil-focused development projects primarily in Central Oklahoma. As of April 30, 2014, we had sold an additional 291,767 CEP Class B units at an average price of $2.52 and we continued to own 5,212,189 Class B units which we intend to dispose of over the next nine to twelve months.

At March 31, 2014, we had a $200 million secured borrowing base revolving credit facility with a borrowing base of $115 million. We rely on this facility as an external source of long and short-term liquidity. The terms of this facility are described within Note 10 of Item 8. Financial Statement and Supplementary Data in our Annual Report on Form 10-K for the year ended December 31, 2013.

With outstanding borrowings of $95 million and letters of credit of $1.4 million, $18.6 million was available for additional borrowings at March 31, 2014. The Company is currently in discussion with its lenders regarding the redetermination of the borrowing base under the borrowing base facility that is to be effective as of May 1, 2014. The expected completion of the redetermination is May 23, 2014. With the availability under the facility, expected cash flows from operations and expected proceeds from further sales of CEP Class B units, we believe that we have sufficient liquidity to fund our capital expenditures and financial obligations for the next 12 months.

Dilution

At March 31, 2014, including 10,958,601 shares of our common stock held by White Deer, we had 30,289,371 shares of common stock outstanding. In addition, we had 22,823,237 outstanding warrants to purchase our common stock of which 22,598,629 are owned by White Deer at an average exercise price of $1.51 and 224,608 are owned by Constellation Energy Group Inc. at an average exercise price of $7.57. We also had 192,351 restricted stock units and 2,092,903 options outstanding granted under our long-term incentive plan. Consequently, if these securities were included as outstanding, our outstanding shares would have been 55,397,862 of which the warrants and common stock owned by White Deer would represent approximately 61%. By exercising their warrants, White Deer can benefit from their respective percentage of all of our profits and growth. In addition, if White Deer begins to sell significant amounts of our common stock, or if public markets perceive that they may sell significant amounts of our common stock, the market price of our common stock may be significantly impacted.

We have an effective universal shelf registration statement on Form S-3. Pursuant to the registration statement, we implemented an at-the-market program under which shares of our common stock can be sold. There were no sales of common stock in the first quarter.

Contractual Obligations

We have numerous contractual commitments in the ordinary course of business including debt service requirements, operating leases and purchase obligations. During the three months ended March 31, 2014, we have not entered into any significant contractual commitments that would increase the amounts included in our outstanding contractual commitments table at December 31, 2013.

Other than the contractual commitments discussed above and additional debt borrowings during the three months ended March 31, 2014, there were no material changes to the our contractual commitments since December 31, 2013.

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

You should consider carefully the statements under Item 1A. Risk Factors included in our annual report on Form 10-K for the year ended December 31, 2013, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following table summarizes the estimated volumes, fixed prices and fair value attributable to our oil and gas derivative contracts at March 31, 2014.

	Remainder of	Year Ending December 31,
	2014	2015	2016	Total
	($ in thousands, except per unit data)
Natural Gas Swaps
Contract volumes (MMBtu)	7,745,679	8,983,560	7,814,028	24,543,267
Weighted-average fixed price per MMBtu	$4.01	$4.01	$4.01	$4.01
Fair value, net	$(3,427)	$(1,579)	$(877)	$(5,883)
Crude Oil Swaps
Contract volumes (Bbl)	87,057	71,568	65,568	224,193
Weighted-average fixed price per Bbl	$95.19	$92.73	$90.33	$92.98
Fair value, net	$(219)	$174	$293	$248
Total fair value, net	$(3,646)	$(1,405)	$(584)	$(5,635)

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

In connection with the preparation of this quarterly report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer (who currently serves as our principal financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our principal executive officer (who also currently serves as our principal financial officer) concluded that, as of March 31, 2014, our disclosure controls and procedures were effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There were no changes in internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS.

For additional information about our risk factors, see Item 1A. “Risk Factors” in our 2013 10-K.

ITEM 6. EXHIBITS

10.1*Settlement Agreement, dated March 31, 2014, among PostRock Energy Corporation and its wholly owned subsidiary, Constellation Energy Partners Management, LLC, and Constellation Energy Partners LLC and Sanchez Energy Partners I, LP (incorporated herein by reference to the Exhibit 10.1 to PostRock’s Current Report on Form 8-K filed on April 4, 2014).

31.1*Certification by principal executive officer who also serves as principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*Certification by principal executive officer who also serves as principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*XBRL Instance Document.

101.SCH*XBRL Taxonomy Extension Schema Document.

101.CAL*XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*Taxonomy Extension Definition Linkbase Document.

____________

*Filed herewith.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of May, 2014.

POSTROCK ENERGY CORPORATION

/s/ TERRY W. CARTER
Terry W. Carter
Chief Executive Officer and President