Form 10-Q
period 2014-09-30
PostRock Energy Corp
filed 2014-11-06
CIK 1473061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Form 10-Q

______________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

At October 31, 2014, there were 63,138,283 outstanding shares of the registrant’s common stock having an aggregate market value of $45.5 million based on a closing price of $0.72 per share.

POSTROCK ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

POSTROCK ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	September 30,
	2013	2014
		(Unaudited)
ASSETS
Current assets
Cash and equivalents	$37	$—
Accounts receivable—trade, net	7,722	7,951
Other receivables	194	250
Inventory	886	1,001
Other	820	920
Derivative financial instruments	54	515
Total	9,713	10,637
Oil and natural gas properties, full cost method of accounting, net	141,911	146,634
Other property and equipment, net	14,180	12,644
Investment, net	14,588	—
Derivative financial instruments	652	391
Other, net	2,038	1,629
Total assets	$183,082	$171,935
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$7,406	$2,435
Revenue payable	4,397	4,031
Accrued expenses and other	4,055	7,878
Derivative financial instruments	1,937	273
Total	17,795	14,617
Derivative financial instruments	1,796	539
Long-term debt	92,000	80,000
Mandatorily redeemable preferred stock—6,000 shares issued and outstanding	64,523	65,760
Asset retirement obligations	13,099	13,811
Other	75	1
Total liabilities	189,288	174,728
Commitments and contingencies
Series A Cumulative Redeemable Preferred Stock, $0.01 par value; 1,250 shares issued and outstanding	23,828	31,341
Stockholders’ deficit
Preferred stock, $0.01 par value; 5,000,000 authorized shares; 113,521 and 178,224 shares of Series B Voting Preferred Stock issued and outstanding, respectively	1	2
Common stock, $0.01 par value; 100,000,000 authorized shares; issued—29,915,951 and 32,783,344; outstanding—29,556,263 and 30,981,929, respectively	299	328
Additional paid-in capital	397,170	401,198
Treasury stock, at cost; 359,688 and 1,801,415 shares, respectively	(512)	(2,356)
Accumulated deficit	(426,992)	(433,306)
Total stockholders’ deficit	(30,034)	(34,134)
Total liabilities and stockholders’ deficit	$183,082	$171,935

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(in thousands, except per share data)
Revenues
Natural gas sales	$12,426	$12,850	$39,302	$43,469
Crude oil sales	5,552	7,818	12,953	19,117
Gathering	636	631	2,006	2,112
Total	18,614	21,299	54,261	64,698
Costs and expenses
Production	9,983	10,809	30,460	31,645
General and administrative	3,450	3,195	11,255	10,605
Depreciation, depletion and amortization	6,957	7,257	20,078	21,516
Gain on disposal of assets	(159)	(42)	(169)	(120)
Acquisition costs	62	—	62	47
Total	20,293	21,219	61,686	63,693
Operating income (loss)	(1,679)	80	(7,425)	1,005
Other income (expense)
Gain (loss) from derivative financial instruments	1,177	6,445	2,854	(1,489)
Gain on investment	740	2,919	5,185	4,625
Other income (expense), net	—	(10)	20	(5)
Interest expense, net	(883)	(3,437)	(2,293)	(10,450)
Total	1,034	5,917	5,766	(7,319)
Income (loss) before income taxes	(645)	5,997	(1,659)	(6,314)
Income taxes	—	—	—	—
Net income (loss)	(645)	5,997	(1,659)	(6,314)
Preferred stock dividends	(2,907)	(1,116)	(8,470)	(3,066)
Accretion of redeemable preferred stock	(877)	(505)	(2,481)	(1,311)
Net income (loss) attributable to common stockholders	$(4,429)	$4,376	$(12,610)	$(10,691)
Net income (loss) per common share
Basic income (loss) per share	$(0.18)	$0.14	$(0.52)	$(0.34)
Diluted income (loss) per share	$(0.18)	$0.14	$(0.52)	$(0.34)
Weighted average common shares outstanding
Basic	25,000	32,179	24,061	31,658
Diluted	25,000	32,409	24,061	31,658

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2014
	(in thousands)
Cash flows from operating activities
Net loss	$(1,659)	$(6,314)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation, depletion and amortization	20,078	21,516
Share-based and other compensation	2,976	2,487
Amortization of deferred loan costs	334	392
Change in fair value of derivative financial instruments	(5,202)	(3,121)
Gain on disposal of assets	(169)	(120)
Gain on investment	(5,185)	(4,625)
Other non-cash changes to items affecting net loss	—	7,703
Changes in operating assets and liabilities
Accounts receivable	(469)	(229)
Accounts payable	(2,426)	(3,079)
Other	643	(453)
Net cash flows from operating activities	8,921	14,157
Cash flows from investing activities
Restricted cash	1,500	(1)
Proceeds from sale of investment	—	19,213
Expenditures for equipment, development and leasehold	(43,601)	(22,002)
Proceeds from sale of assets	372	607
Net cash flows used in investing activities	(41,729)	(2,183)
Cash flows from financing activities
Proceeds from debt	29,000	47,000
Repayments of debt	—	(59,000)
Debt and equity financing costs	(472)	(11)
Proceeds from issuance of common stock	4,076	—
Net cash flows from (used in) financing activities	32,604	(12,011)
Net decrease in cash and cash equivalents	(204)	(37)
Cash and equivalents beginning of period	525	37
Cash and equivalents end of period	$321	$—

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Amounts subsequent to December 31, 2013 are unaudited)

		Preferred	Common	Common	Additional	Shares of			Total
	Preferred	Stock	Shares	Stock	Paid-in	Treasury	Treasury	Accumulated	(Deficit)
	Shares	Par Value	Issued	Par Value	Capital	Stock	Stock	Deficit	Equity
	(in thousands, except share data)
Balance, December 31, 2013	113,521	$1	29,915,951	$299	$397,170	359,688	$(512)	$(426,992)	$(30,034)
Stock-based compensation	—	—	—	—	609	—	—	—	609
Restricted stock grants, net of forfeitures	—	—	290,621	3	(2)	94,454	(119)	—	(118)
Funding of 401K and deferred compensation plans	—	—	1,850,966	19	3,582	1,347,273	(1,725)	—	1,876
Issuance of Series B preferred stock	64,703	1	—	—	—	—	—	—	1
Issuance of warrants	—	—	—	—	3,330	—	—	—	3,330
Issuance of common stock, net	—	—	725,806	7	886	—	—	—	893
Preferred stock dividends	—	—	—	—	(3,066)	—	—	—	(3,066)
Preferred stock accretion	—	—	—	—	(1,311)	—	—	—	(1,311)
Net loss	—	—	—	—	—	—	—	(6,314)	(6,314)
Balance, September 30, 2014	178,224	$2	32,783,344	$328	$401,198	1,801,415	$(2,356)	$(433,306)	$(34,134)

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

Note 2 — Other Balance Sheet Items

Components of the condensed consolidated balance sheet items are described below:

	December 31,	September 30,
	2013	2014
	(in thousands)
Other current assets
Prepaid fees and deposits	$820	$920
Total	$820	$920
Other noncurrent assets, net
Deferred financing costs	$1,547	$1,167
Noncurrent deposits and other	491	462
Total	$2,038	$1,629
Accrued expenses and other
Interest	$39	$23
Employee-related costs and benefits	1,062	1,520
Non-income related taxes	72	2,204
Fees for services	1,127	240
Asset retirement obligations	129	134
Current income taxes	80	—
Other	1,546	3,757
Total	$4,055	$7,878
Other noncurrent liabilities
Lease termination costs	$75	$—
Other	—	1
Total	$75	$1

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

The Company monitors the creditworthiness of its counterparties; however, it is not able to predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, it may be limited in its ability to mitigate an increase in counterparty credit risk. Possible actions include transferring its position to another counterparty or requesting a voluntary termination of the derivative contracts resulting in a cash settlement. Should one of these counterparties not perform, the Company may not realize the benefit of some of its derivative instruments under lower commodity prices as well as incur a loss. The Company includes a measure of counterparty credit risk in its estimates of the fair values of derivative instruments in an asset position. At September 30, 2014, the Company was a net obligor with respect to outstanding derivative contracts with one of its counterparties; therefore, the Company utilized its own credit risk in estimating the fair value of those derivatives.

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

		December 31,	September 30,
Derivative Financial Instruments	Balance Sheet location	2013	2014
		(in thousands)
Commodity contracts	Current derivative financial instrument asset	$54	$515
Commodity contracts	Long-term derivative financial instrument asset	652	391
Commodity contracts	Current derivative financial instrument liability	(1,937)	(273)
Commodity contracts	Long-term derivative financial instrument liability	(1,796)	(539)
		$(3,027)	$94

Gains and losses associated with derivative financial instruments related to oil and gas production were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(in thousands)
Realized losses	$(145)	$(178)	$(2,348)	$(4,610)
Unrealized gains	1,322	6,623	5,202	3,121
Total gain (loss) from derivative financial instruments	$1,177	$6,445	$2,854	$(1,489)

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

	December 31,	September 30,
	2013	2014
	(in thousands)
Derivative Assets
Gross amounts of recognized assets	$706	$906
Gross amounts offset in the balance sheet	—	—
Net amounts of assets presented in the balance sheet	706	906
Gross amounts not offset in the balance sheet	(706)	(653)
Net amount	$—	$253

Derivative Liabilities
Gross amounts of recognized liabilities	$3,733	$812
Gross amounts offset in the balance sheet	—	—
Net amounts of liabilities presented in the balance sheet	3,733	812
Gross amounts not offset in the balance sheet	(706)	(653)
Net amount	$3,027	$159

The following table summarizes the estimated volumes, fixed prices and fair values attributable to all of the Company’s oil and gas derivative contracts at September 30, 2014.

	Remainder of	Year Ending December 31,
	2014	2015	2016	Total
	($ in thousands, except per unit data)
Natural Gas Swaps
Contract volumes (MMBtu)	2,581,893	8,983,560	7,814,028	19,379,481
Weighted-average fixed price per MMBtu	$4.01	$4.01	$4.01	$4.01
Fair value, net	$(232)	$73	$(481)	$(640)
Crude Oil Swaps
Contract volumes (Bbl)	29,019	71,568	65,568	166,155
Weighted-average fixed price per Bbl	$95.19	$92.73	$90.33	$92.21
Fair value, net	$143	$338	$253	$734
Total fair value, net	$(89)	$411	$(228)	$94

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

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment — The Company has an investment in Constellation Energy Partners LLC, now named Sanchez Production Partners LLC (“CEP”), which consisted of 1,598,795 Class B units at September 30, 2014 (see Note 5 —  Investment). Fair value for the Class B units, which are publicly traded, is based on market price and classified as a Level 1 measurement under the fair value hierarchy. At September 30, 2014, the fair value used for the Class B units was $3.56 per unit. At December 31, 2013, the Company also held 484,505 of Class A units. Fair value for the Company’s Class A units was classified as a Level 2 measurement. Since March 31, 2014, the Company no longer held any Class A units (see Note 5 —  Investment).

The Company classifies assets and liabilities within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement of each individual asset and liability taken as a whole. Measurement information for assets and liabilities that are measured at fair value on a recurring basis was as follows:

				Total Net Fair
	Level 1	Level 2	Level 3	Value
	(in thousands)
At December 31, 2013
Investment, gross	$14,205	$383	$—	$14,588
Derivative financial instruments—assets	—	706	—	706
Derivative financial instruments—liabilities	—	(3,733)	—	(3,733)
Total	$14,205	$(2,644)	$—	$11,561
At September 30, 2014
Investment, gross	$5,692	$—	$—	$5,692
Derivative financial instruments—assets	—	906	—	906
Derivative financial instruments—liabilities	—	(812)	—	(812)
Total	$5,692	$94	$—	$5,786

There were no movements between Levels 1 and 2 during the nine months ended September 30, 2014. The Company has not owned any Level 3 assets or liabilities since 2012.

Additional Fair Value Disclosures — The Company had 7,250 outstanding shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) (see Note 8 — Redeemable Preferred Stock and Warrants) at September 30, 2014. The obligation to redeem the preferred shares is reflected as debt (“mandatorily redeemable preferred stock”) and temporary equity (“Series A Cumulative Redeemable Preferred Stock”) in the condensed balance sheet (see Note 8 — Redeemable Preferred Stock and Warrants). The fair value and the carrying value of these securities at December 31, 2013 were $30.9 million and $23.8 million, respectively, for the portion reflected as temporary equity and $71.9 million and $64.5 million, respectively, for the portion reflected as debt. The fair value and carrying value of these securities at September 30, 2014 were $40.5 million and $31.3 million, respectively, for the portion reflected as temporary equity and $71.9 million and $65.8 million, respectively, for the portion reflected in debt. The fair value was determined by discounting the cash flows over the remaining life of the securities utilizing a LIBOR interest rate and a risk premium of approximately 12.9% and 7.8% at December 31, 2013 and September 30, 2014, respectively, which were based on companies with similar leverage ratios to PostRock. The Company has classified the valuation of these securities under Level 2 of the fair value hierarchy.

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

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the mark-to-market and realized gains on the Company’s investment (recorded as a component of other income in the condensed consolidated statements of operations):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(in thousands)
Mark-to-market gains on investment	$740	$2,252	$5,185	$3,958
Realized gain	—	667	—	667

The following table presents the Company’s investment in CEP at gross fair value, and the valuation allowance on CEP investment, which includes certain proceeds received from the settlement agreement as described below (presented net in the consolidated balance sheets):

	December 31,	September 30,
	2013	2014
	(in thousands)
Investment, at gross fair value	$14,588	$5,692
Valuation allowance on investment	—	(5,692)

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

Under the settlement agreement, CEPM is to recover a target amount of $21.6 million (the “Target Amount”). In the initial phase of the settlement, CEPM transferred 484,505 Class A units of CEP, representing 100% of the Class A units it owned, to SEPI, and received the sum of $817,767 from SEPI and an initial payment in the sum of $6,516,103 from CEP. The $6.5 million was recorded as a valuation allowance related to the CEP investment in accordance with the principles of cost recovery. When the value of the Company’s net investment reaches zero, the Company will start realizing gains/losses in net income. In addition, CEPM transferred 414,938 CEP Class B units to SEPI in exchange for $1 million from SEPI. In the first quarter after the Company’s mark to market adjustment for the B units, a loss of $78,839 was recorded in the investment valuation allowance.

During the third quarter of 2014, the Company sold 2,683,705 Class B units at a weighted average price of $2.95 per unit. The value of the Company’s investment in CEP has reached zero; therefore, we recorded a realized gain of approximately $667,000. As of September 30, 2014, CEPM owned 1,598,795 Class B units, which it intends to dispose of subject to minimum price, volume and other limitations set forth in the settlement agreement. The Class B units may be sold in open market sales and underwritten offerings permitted by and subject to the terms of the settlement agreement. In certain circumstances, SEPI may require CEPM to sell up to one-half of the subject units to third parties identified by SEPI.

If, following application of (i) the amounts received in the initial phase as noted above and (ii) proceeds from the sale of all of CEPM’s Class B units, the Target Amount has not been met, SEPI will pay CEPM the difference, up to a maximum of $5 million. On the other hand, if the Target Amount has been exceeded, CEPM will pay SEPI 50% of the surplus, up to a maximum payment to SEPI of $5 million. As of September 30, 2014, CEPM had recovered approximately $19.2 million of the Target Amount.

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

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6 — Asset Retirement Obligations

The following table reflects the changes to asset retirement obligations for the periods indicated:

	Nine Months Ended September 30,
	2013	2014
	(in thousands)
Asset retirement obligations at beginning of period	$10,868	$13,228
Liabilities incurred	277	117
Liabilities settled	(41)	(180)
Accretion	590	780
Asset retirement obligations at end of period	11,694	13,945
Current portion of asset retirement obligations	129	134
Noncurrent portion of asset retirement obligations	$11,565	$13,811

Note 7 — Long-Term Debt

The Company has a single credit facility comprised of a $200 million senior secured revolving facility (the “Borrowing Base Facility”) with the following outstanding balances:

	December 31,	September 30,
	2013	2014
	(in thousands)
Borrowing Base Facility	$92,000	$80,000
Less current maturities	—	—
Total long-term debt	$92,000	$80,000

The borrowing base under the Borrowing Base Facility was redetermined on October  31, 2014, based on reserves at June 30, 2014, and remained unadjusted at $115 million. With outstanding borrowings of $80.0 million and letters of credit of $1.4 million, $33.6 million was available for additional borrowings at September 30, 2014. The terms of the Borrowing Base Facility are described within Note 10 of Item 8. Financial Statement and Supplementary Data in the 2013 10-K. The Company was in compliance with all of its financial covenants under the Borrowing Base Facility at September 30, 2014.

Note 8 — Redeemable Preferred Stock and Warrants

Prior to June 30, 2016, the Company may accrue dividends rather than pay them in cash for all outstanding Series A Preferred Stock. Whenever dividends are accrued on a quarterly dividend payment date, the liquidation preference of the Series A Preferred Stock is increased by the amount of the accrued dividends and additional warrants to purchase shares of PostRock common stock are issued. The Company records the increase in liquidation preference and the issuance of additional warrants by allocating their relative fair values to the amount of accrued dividends. The allocation results in an increase to the Company’s temporary equity related to the Series A Preferred Stock and an increase to additional paid in capital related to the additional warrants issued. The increase to additional paid in capital related to additional warrants issued for dividends paid in kind was $3.3 million during the nine months ended September 30, 2014.  The following table summarizes changes in the Series A Preferred Stock and associated warrants:

	Carrying Value	Carrying Value	Number of	Liquidation
	of Series A	of Series A	Outstanding	Value of	Number of	Weighted Average
	Preferred Stock in	Preferred Stock	Series A	Series A	Outstanding	Exercise Price of
	Temporary Equity	in Liabilities	Preferred Shares	Preferred Stock	Warrants	Warrants
	(in thousands except share, warrant and per unit data)
December 31, 2013	$23,828	$64,523	7,250	$102,806	20,161,351	$1.54
Accrued dividends	6,202	—	—	9,533	7,287,141	1.31
Accretion	1,311	1,237	—	—	—	—
September 30, 2014	$31,341	$65,760	7,250	$112,339	27,448,492	$1.48

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Subsequent Event

On October 9, 2014, PostRock and White Deer Energy L.P. and its affiliates (collectively, “White Deer”) entered into a Preferred Stock Exchange Agreement, pursuant to which PostRock issued 32,113,782 shares of its common stock to White Deer in exchange for 2,175 shares of Series A Preferred Stock issued to White Deer on September 21, 2010.  The Series A Preferred Stock had an aggregate liquidation preference of $35.0 million, as calculated pursuant to the certificate of designations for the Series A Preferred Stock.  On March 21, 2018, all then-outstanding Series A Preferred Stock must be redeemed for 100% of the liquidation preference.

The shares of common stock issued in the exchange were valued at an exchange price of $1.09 per share, which is the average Nasdaq closing price for the common stock for the ten trading days immediately preceding the execution of the exchange agreement.  Following the exchange, White Deer owns 43,072,383 shares of common stock, 5,075 shares of Series A Preferred Stock and warrants to purchase 27,448,492 shares of common stock.

Note 9 — Equity and Earnings per Share

Share-Based Payments — The Company recorded share based compensation expense of $618,000 and $264,000 for the three months ended September 30, 2013 and 2014, respectively, and $2.1 million and $609,000 for the nine months ended September 30, 2013 and 2014, respectively. Total share-based compensation to be recognized on unvested stock awards and options at September 30, 2014, is $1.1 million over a weighted average period of 1.33 years. The following table summarizes option and restricted awards granted during 2014 and their associated valuation assumptions:

		Weighted
	Number of	fair value per	Weighted	Weighted	Weighted
	awards granted	option or share	exercise price	risk free rate	volatility
Options
First quarter 2014 employee awards (1)	15,750	$0.64	$1.23	1.2%	68.4%
Second quarter 2014 employee awards (1)	785,757	$0.72	$1.32	1.3%	73.2%
Third quarter 2014 employee awards (1)	68,000	$0.76	$1.38	1.4%	73.1%
Restricted Stock Awards
First quarter 2014 employee awards (1)	9,500	$1.23	n/a	n/a	n/a
First quarter 2014 director awards (2)	10,991	$1.16	n/a	n/a	n/a
Second quarter 2014 employee awards (1)	241,850	$1.32	n/a	n/a	n/a
Second quarter 2014 director awards (3)	55,714	$1.49	n/a	n/a	n/a
Third quarter 2014 employee awards (1)	25,000	$1.53	n/a	n/a	n/a
Third quarter 2014 director awards (2)	8,333	$1.50	n/a	n/a	n/a

________

(1)	Awards vest ratably over a three year period.
(2)	Awards vest immediately.
(3)	10,714 awards vest immediately, 45,000 awards vest in one year

Income/(Loss) per Share — A reconciliation of the denominator (number of shares) used in the basic and diluted per share calculations for the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Denominator for basic earnings per share	25,000,604	32,178,814	24,061,297	31,657,613
Effect of potentially dilutive securities
Warrants	—	230,227	—	—
Denominator for diluted earnings per share	25,000,604	32,409,041	24,061,297	31,657,613
Securities excluded from earnings per share calculation due to antidilutive effect
Stock options	2,323,159	2,637,057	2,323,159	2,637,057
Warrants	37,954,117	20,306,305	37,954,117	24,679,173

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Common Stock Issuance — The Company has an effective $100 million universal shelf registration statement under which it has sold common shares pursuant to an at-the-market issuance sales agreement with a sales agent. During the nine months ended September 30, 2013, the Company sold 2,592,313 common shares for net proceeds of $4.0 million, under the program. No shares were sold during the nine months ended September 30, 2014.

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

Contractual Commitments — The Company has numerous contractual commitments in the ordinary course of business including debt service requirements, operating leases and purchase obligations. During the nine months ended September 30, 2014, the Company entered into new contractual commitments for compressors. As a result, the $7.2 million minimum amount of these contracts over a span of five years would be an increase to the amount included in the Company’s outstanding contractual commitments table at December 31, 2013.

Other than the contractual commitments discussed above and additional debt borrowings during the nine months ended September 30, 2014, there were no material changes to the Company’s contractual commitments since December 31, 2013.

Note 11 — Profit sharing and deferred compensation plans

401K plan — Substantially all of the Company’s employees are eligible to participate in a profit sharing plan under Section 401(k) of the Internal Revenue Code (the “401K plan”). Prior to 2013, employer matching contributions to the 401K plan were made in cash. Beginning in 2013, employer matching contributions to the 401K plan may be made in Company common stock. In general, the Company issues common stock to fund its matching contributions although, from time to time, purchases of common stock on the open market by the 401K plan trust may occur if funds are available as a result of forfeitures.  During the nine months ended September 30, 2014, 340,553 shares of common stock were contributed to the 401K plan, of which 337,631 shares were issued by the Company, and 2,922 shares were funded with forfeited shares already in the plan.

The following table presents the expense incurred by the Company related to the 401K plan which is reflected in the condensed consolidated statements of operations as a component of general and administrative expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(in thousands)
401(k) profit sharing plan cost	$160	$147	$523	$451

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

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the number of shares and the related fair values of common stock contributed by the Company to the deferred compensation plan for the three months and nine months ended September 30, 2013 and 2014. The fair value of common stock is based on the market price of the stock on the preceding day that the stock is transferred and thus deemed to be a Level 1 measurement under the fair value hierarchy.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(in thousands, except per share amounts)
Shares of common stock contributed	19,199	20,974	279,581	1,513,335
Fair value of common stock contributed	$31	$31	$414	$1,955

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

2014 Drilling Program and Production Update

Capital spending for the nine months ended September 30, 2014, totaled $24.5 million, of which $18.1 million related to Central Oklahoma. We expect total capital expenditures for the year to be approximately $33.0 million as we complete development and maintenance projects underway or planned for the balance of the year.

Central Oklahoma

Oil production for the first nine months of the year averaged 502 net barrels per day, a 164% increase over the prior-year period. During the year, we have performed development workovers on thirteen wells. The cost of the workovers totaled approximately $3 million and we expect the return to exceed 100%. The development workovers increased production by approximately 105 net barrels of oil per day. During the second and third quarters, we drilled and completed two horizontal wells targeting the Hunton formation at a cost of approximately $6.0 million. The first horizontal well peaked in July at over 600 gross barrels of oil per day. It has produced 41,000 gross barrels of oil since coming on production in late June. The second well reached peak production of 230 gross barrels of oil per day. Despite a less than satisfactory start, the well has produced just over 11,000 gross barrels of oil since being put on production in July and is currently producing 80 gross barrels of oil per day. In September we spud the third horizontal oil well of 2014 targeting the Hunton formation. It is expected to be on-line in early November. The fourth 2014 horizontal well targeting the Hunton is currently being drilled and is expected to be completed and on-line in December. Total cost for the two horizontal wells is expected to be $6.5 million as the average lateral length is 700 feet longer than the recent wells. Additionally, a vertical well targeting the Viola and Red Fork formations in Pottawatomie County, Oklahoma was drilled, then completed subsequent to the quarter, at a cost of approximately $650,000. The vertical well was placed on production in late October to test the Viola; a completion in the Red Fork will likely be added.

On January 31, 2014, we purchased additional interests in producing properties we acquired in November 2013. The additional interests were purchased for $1.8 million, consisting of $900,000 cash and 725,806 shares of our common stock. The acquisition included approximately 960 net acres of leasehold mineral interests, including certain producing oil and gas properties and related wells. The additional interest added approximately 20 net barrels of oil per day. Additionally, we have incurred approximately $1.0 million in geological and geophysical costs in 2014.

On June 12, 2014, we entered into a joint venture (“JV”) agreement with Silver Creek Oil and Gas, LLC (“Silver Creek”) covering approximately 17,900 gross unproved acres in Cleveland and Pottawatomie Counties in central Oklahoma. The JV included an acre for acre swap of approximately 3,800 total net acres. After the swap, the ownership split in the development area is 30% PostRock and 70% Silver Creek, with Silver Creek serving as the operator. We also sold approximately 1,150 net acres to Silver Creek for $466,000 in cash. In the third quarter, Silver Creek began drilling two horizontal wells which are currently being completed. Through the end of September we have spent approximately $1.4 million on the JV wells. Both wells were put on production in October and are currently flowing back frac load along with small amounts of oil. Definitive results are not likely to be obtained until after year-end. PostRock retains its interest and potential operatorship of its remaining 17,500 acres in the area, but outside the JV. Besides the Woodford, the acreage has additional target horizons including the Viola, Hunton, and various Pennsylvanian sands.

Cherokee Basin

Oil and gas production for the first nine months of the year averaged 191 net barrels per day and 34.8 net MMcf per day, 29% and 10%, respectively, below the prior year period.  The sharp decline in oil production was due to the lack of additional development since August 2013 as oil development results last year were unfavorable. The gas decline was an improvement from the 11 to 13% historic decline due to compression fuel savings in combination with improved operating performance. Over the last five months, gas decline has moderated further to about an 8% annual decline rate as a result of operational improvements and small workovers.

One of our most significant projects over the past 21 months has been the reconfiguration of our Cherokee Basin compression system. This project was designed to improve energy efficiency and reduce gathering and operating costs. The project was completed on May 6, 2014 at cost of approximately  $8.3 million. The project is expected to result in total annual rental savings of $4.6 million and reduce fuel consumption by approximately 1.6 MMcf per day.

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2014

The following table presents financial and operating data for the periods indicated as follows:

	Three Months Ended September 30,		Increase/
	2013	2014	(Decrease)
	($ in thousands except per unit data)
Natural gas sales	$12,426	$12,850	$424	3.4%
Crude oil sales	$5,552	$7,818	$2,266	40.8%
Production expense	$9,983	$10,809	$826	8.3%
General and administrative	$3,450	$3,195	$(255)	(7.4)%
Depreciation, depletion and amortization	$6,957	$7,257	$300	4.3%
Other income (expense)	$1,034	$5,917	$4,883	*
Sales Data - Volumes
Natural gas sales (MMcf)	3,640	3,326	(314)	(8.6)%
Oil sales (Bbls)	54,439	82,480	28,041	51.5%
Total sales (Boe)	661,106	636,813	(24,293)	(3.7)%
Average daily sales (Boe/d)	7,186	6,922	(264)	(3.7)%
Average Sales Price per Unit
Natural gas (Mcf)	$3.41	$3.86	$0.45	13.3%
Oil (Bbl)	$101.99	$94.79	$(7.20)	(7.1)%
Barrel of oil equivalent (Boe)	$27.19	$32.46	$5.26	19.3%
Average Unit Costs per Boe
Production expense	$15.10	$16.97	$1.87	12.4%
Depreciation, depletion and amortization	$10.52	$11.40	$0.87	8.3%

____________

* Not meaningful

Natural gas sales increased $424,000, or 3.4%, from $12.4 million during the three months ended September 30, 2013, to $12.9 million during the three months ended September 30, 2014. Higher natural gas prices resulted in increased revenues of $1.5 million while lower gas volumes partially offset that increase by $1.1 million. The decline in gas volumes resulted from the lack of gas development projects in the last two years as we focus our capital on higher-return oil projects in Central Oklahoma. Our average realized natural gas price increased from $3.41 per Mcf for the three months ended September 30, 2013, to $3.86 per Mcf for the three months ended September 30, 2014.

Oil sales increased $2.3 million, or 40.8%, from $5.6 million during the three months ended September 30, 2013, to $7.8 million during the three months ended September 30, 2014. Higher oil volumes resulted in increased revenues of $2.9 million while lower oil prices partially offset that increase by $594,000. Our oil production has grown as a result of development activities that have focused on expanding oil production and reserves since mid-2012. Our average realized oil price decreased from $101.99 per barrel for the three months ended September 30, 2013, to $94.79 per barrel for the three months ended September 30, 2014.

Production expense, consisting of lease operating expenses, severance and ad valorem taxes (“production taxes”) and gathering expense, increased by $826,000, or 8.3%, from $10.0 million during the three months ended September 30, 2013, to $10.8 million during the three months ended September 30, 2014.  Ad valorem taxes increased $334,000 while lease operating costs and severance taxes in Central Oklahoma increased $1.0 million and $97,000, respectively, as a result of higher production in the area. These increases were offset by a decrease in lease operating costs of $599,000 in the Cherokee Basin, primarily due to compressor cost savings as a result of our compressor optimization project, while the remainder of the decrease related to lower operating costs in Appalachia. Production costs were $15.10 per Boe for the three months ended September 30, 2013, as compared to $16.97 per Boe for the three months ended September 30, 2014.

Depreciation, depletion and amortization increased $300,000, or 4.3%, from $7.0 million during the three months ended September 30, 2013, to $7.3 million during the three months ended September 30, 2014. On a per unit basis, we had an increase of $0.87 per Boe from $10.52 per Boe during the three months ended September 30, 2013, to $11.40 per Boe during the three months ended September 30, 2014. The increase was primarily a result of an increase in the deprecation rate which was partially offset by lower volumes.

General and administrative expenses decreased $255,000, or 7.4%, from $3.5 million during the three months ended September 30, 2013, to $3.2 million during the three months ended September 30, 2014.  The decrease was largely due to decreased non-cash compensation in the current period.

Other income (expense) consists primarily of realized and unrealized gains or losses from derivative instruments, gain or loss from equity investment and net interest expense. We recorded a realized loss on our derivative contracts of $145,000 for the three months ended September 30, 2013, compared to $179,000 for the three months ended September 30, 2014. We recorded an unrealized gain from derivative instruments of $1.3 million and $6.6 million for the three months ended September 30, 2013 and 2014, respectively. We recorded a realized gain on our investment in CEP of $667,000 for the three months ended September 30, 2014. We recorded a mark-to-market gain of $740,000 and $2.3 million on our investment in CEP for the three months ended September 30, 2013 and 2014, respectively. Interest expense, net, was $883,000 during the three months ended September 30, 2013, and $3.4 million during the three months ended September 30, 2014. Excluding non-cash interest of $2.6 million related to our Series A Preferred Stock, interest expense, net was $867,000 in the 2014 period.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2014

The following table presents financial and operating data for the periods indicated as follows:

	Nine Months Ended September 30,		Increase/
	2013	2014	(Decrease)
	($ in thousands except per unit data)
Natural gas sales	$39,302	$43,469	$4,167	10.6%
Crude oil sales	$12,953	$19,117	$6,164	47.6%
Production expense	$30,460	$31,645	$1,185	3.9%
General and administrative	$11,255	$10,605	$(650)	(5.8)%
Depreciation, depletion and amortization	$20,078	$21,516	$1,438	7.2%
Other income (expense)	$5,766	$(7,319)	$(13,085)	*
Sales Data - Volumes
Natural gas sales (MMcf)	10,995	9,921	(1,074)	(9.8)%
Oil sales (Bbls)	136,599	198,116	61,517	45.0%
Total sales (Boe)	1,969,100	1,851,616	(117,484)	(6.0)%
Average daily sales (Boe/d)	7,213	6,782	(430)	(6.0)%
Average Sales Price per Unit
Natural gas (Mcf)	$3.57	$4.38	$0.81	22.7%
Oil (Bbl)	$94.83	$96.49	$1.66	1.8%
Barrel of oil equivalent (Boe)	$26.54	$33.80	$7.26	27.4%
Average Unit Costs per Boe
Production expense	$15.47	$17.09	$1.62	10.5%
Depreciation, depletion and amortization	$10.20	$11.62	$1.42	14.0%

____________

* Not meaningful

Natural gas sales increased $4.2 million, or 10.6%, from $39.3 million during the nine months ended September 30, 2013, to $43.5 million during the nine months ended September 30, 2014. Higher natural gas prices resulted in increased revenues of $8.0 million while lower gas volumes partially offset that increase by $3.8 million. In addition to significant weather-related interruption in the first quarter of 2014, the decline in gas volumes resulted from the lack of gas development projects in the last two years as we focus our capital on higher-return oil projects in Central Oklahoma. Our average realized natural gas price increased from $3.57 per Mcf for the nine months ended September 30, 2013, to $4.38 per Mcf for the nine months ended September 30, 2014.

Oil sales increased $6.2 million, or 47.6%, from $13.0 million during the nine months ended September 30, 2013, to $19.1 million during the nine months ended September 30, 2014. Higher oil volumes resulted in increased revenues of $5.8 million while higher oil prices provided an additional increase of $331,000. Our average realized oil price increased from $94.83 per barrel for the nine months ended September 30, 2013, to $96.49 per barrel for the nine months ended September 30, 2014.

Production expense increased $1.2 million, or 3.9%, from $30.5 million for the nine months ended September 30, 2013, to $31.6 million for the nine months ended September 30, 2014. The increase was primarily due to more production activity in Central Oklahoma which increased operating costs and severance taxes by $2.2 million and $366,000, respectively. This increase was offset by decreased operating costs primarily related to compressor cost savings in the Cherokee Basin of $1.6 million. The remaining variance was primarily due to higher ad valorem taxes. Production costs were $15.47 per Boe for the nine months ended September 30, 2013, as compared to $17.09 per Boe for the nine months ended September 30, 2014.

Depreciation, depletion and amortization increased $1.4 million, or 7.2%, from $20.1 million during the nine months ended September 30, 2013, to $21.5 million during the nine months ended September 30, 2014. On a per unit basis, we had an increase of $1.42 per Boe from $10.20 per Boe during the nine months ended September 30, 2013, to $11.62 per Boe during the nine months ended September 30, 2014. The increase was primarily a result of an increase in the depreciation rate which was partially offset by lower volumes.

General and administrative expenses decreased $650,000, or 5.8%, from $11.3 million during the nine months ended September 30, 2013, to $10.6 million during the nine months ended September 30, 2014.  Excluding a $528,000 charge stemming from a 2009 workman’s compensation insurance audit that was expensed in the prior year period, general and administrative expenses decreased 1.1%. The decrease was largely due to decreased non-cash compensation in the current year.

Other income (expense) consists primarily of realized and unrealized gains or losses from derivative instruments, gain from investment, and net interest expense. We realized losses on our derivative contracts of $2.3 million for the nine months ended September 30, 2013, compared to $4.6 million for the nine months ended September 30, 2014. Unrealized gains from derivative instruments of $5.2 million and $3.1 million were recognized for the nine months ended September 30, 2013 and 2014, respectively. We recorded a realized gain on our investment in CEP of $667,000 in the 2014 period. We also recorded a mark-to-market gain of $5.2 million and $4.0 million on our investment in CEP for the nine months ended September 30, 2013 and 2014, respectively. Interest expense, net, was $2.3 million during the nine months ended September 30, 2013, and $10.5 million during the nine months ended September 30, 2014. Excluding non-cash interest of $7.7 million related to our Series A Preferred Stock, interest expense, net was approximately $2.7 million in the 2014 period.

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

Our primary sources of liquidity for the nine months ended September 30, 2014, were cash from operations, proceeds from our settlement of the CEP lawsuit and the subsequent sale of CEP Class B units. At September 30, 2014, our debt decreased by $12.0 million from December 31, 2013. The decrease was primarily due to repayments under our credit facility, utilizing proceeds from the CEP settlement and subsequent sales of CEP Class B units.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $8.9 million for the nine months ended September 30, 2013, compared to $14.2 million for the nine months ended September 30, 2014. The increase in cash was primarily a result of an increase in revenues of $10.4 million from the prior year period as realized commodity prices were higher.

Cash Flows from Investing Activities

Cash flows used in investing activities were $41.7 million for the nine months ended September 30, 2013, compared to $2.2 million for the nine months ended September 30, 2014. The decreased outflow was primarily due to lower capital expenditures in the current period and by proceeds from the sale of CEP Class B units. Capital expenditures in the prior-year period were higher as a result of a higher number of oil development projects when compared to the number of projects in the current period. Acquisition and development capital expenditures in the current year reflect our expanded oil activity in Central Oklahoma. ‘Other’ capital expenditures are mainly costs associated with our compressor optimization project in the Cherokee Basin. The following table sets forth our capital expenditures, including costs we have incurred but not paid, by major categories for the nine months ended September 30, 2014:

Nine Months Ended
September 30, 2014
(in thousands)
Capital expenditures
Acquisition	$4,087
Development	14,944
Other	5,465
Total capital expenditures	$24,496

Cash Flows from Financing Activities

Cash flows from financing activities were $32.6 million for the nine months ended September 30, 2013, as compared to cash flows used of $12.0 million for the nine months ended September 30, 2014. The difference in cash flows was primarily driven by debt borrowing in the prior year compared to repayments in the current year. Debt borrowings were $29.0 million for the nine months ended September 30, 2013, compared to repayments of $12.0 million for the nine months ended September 30, 2014. The repayments in the current year were facilitated by proceeds from the sale of our CEP Class B units. Also, during the nine months ended September 30, 2013, we had proceeds from the issuance of common stock of $4.1 million.

Sources of Liquidity in 2014 and Capital Requirements

We rely on our cash flows from operating activities as a source of internally generated liquidity. Our long-term ability to generate liquidity internally depends, in part, on our ability to hedge future production at attractive prices as well as our ability to control operating expenses. In the first quarter of 2014, we settled our lawsuit with CEP and SEPI and used proceeds received to reduce bank debt.  The settlement positions us to redeploy capital into oil-focused development projects primarily in Central Oklahoma. Since, the initial settlement, we had sold an additional 3,905,161 CEP Class B units at an average price of $2.80 through September 30, 2014 and we continued to own 1,598,795 Class B units, which we intend to dispose of over the next three to six months. We also may sell non-core assets from time to time to raise additional capital.

At September 30, 2014, we had a $200 million secured borrowing base revolving credit facility, which we use as an external source of long and short term liquidity. The borrowing base was redetermined on October  31, 2014 based on reserves at June 30, 2014 and remained unchanged at $115 million. The borrowing base is determined based on the value of our oil and natural gas reserves at our lenders’ forward price forecasts, which are generally derived from futures prices. The redetermination was also adjusted to reflect our recent acquisition of oil and gas properties in Central Oklahoma. With outstanding borrowings of $80.0 million and letters of credit of $1.4 million, $33.6 million was available for additional borrowings at September 30, 2014. The terms of the Borrowing Base Facility are described within Note 10 of Item 8. Financial Statement and Supplementary Data in our annual report on Form 10-K for the year ended December 31, 2013. With the current availability under our borrowing base facility, expected cash flows from operations and expected proceeds from further sales of CEP Class B units, we believe that we have sufficient liquidity to fund our capital expenditures and financial obligations for the next 12 months.

Dilution

On October 9, 2014, PostRock and White Deer Energy L.P. and its affiliates (collectively, “White Deer”) entered into a Preferred Stock Exchange Agreement, pursuant to which PostRock issued 32,113,782 shares of its common stock to White Deer in exchange for 2,175 shares of Series A Preferred Stock issued to White Deer on September 21, 2010.  The Series A Preferred Stock had an aggregate liquidation preference of $35.0 million, as calculated pursuant to the certificate of designations for the Series A Preferred Stock.  On March 21, 2018, all then-outstanding Series A Preferred Stock must be redeemed for 100% of the liquidation preference. The shares of common stock issued in the exchange were valued at an exchange price of $1.09 per share, which is the average Nasdaq closing price for the common stock for the ten trading days immediately preceding the execution of the exchange agreement.

At October 31, 2014, including 43,072,383 shares of our common stock held by White Deer, we had 63,138,283 shares of common stock outstanding. In addition, we had 27,448,492 outstanding warrants to purchase our common stock, all of which are owned by White Deer, at an average exercise price of $1.48. We also had 1,707,144 shares held in a rabbi trust for our deferred compensation plan, 162,451 restricted stock units and 2,637,057 options outstanding granted under our long-term incentive plan. Consequently, if these securities were included as outstanding, our outstanding shares would have been 95,058,078 of which the warrants and common stock owned by White Deer would represent approximately 74%. By exercising its warrants, White Deer can benefit from its respective percentage of all of our profits and growth. In addition, if White Deer begins to sell significant amounts of our common stock, or if public markets perceive that it may sell significant amounts of our common stock, the market price of our common stock may be significantly impacted.

We have an effective universal shelf registration statement on Form S-3. Pursuant to the registration statement, we implemented an at-the-market program under which shares of our common stock can be sold. There were no sales of common stock in the first nine months of the year.

Contractual Obligations

We have numerous contractual commitments in the ordinary course of business including debt service requirements, operating leases and purchase obligations. During the nine months ended September 30, 2014, we entered into new contractual commitments for compressors. As a result, the $7.2 million minimum amount of these contracts over a span of five years would be an increase to the amount included in our outstanding contractual commitments table at December 31, 2013.

Other than the contractual commitments discussed above and debt repayments during the nine months ended September 30, 2014, there were no material changes to the our contractual commitments since December 31, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following table summarizes the estimated volumes, fixed prices and fair value attributable to our oil and gas derivative contracts at September 30, 2014.

	Remainder of	Year Ending December 31,
	2014	2015	2016	Total
	($ in thousands, except per unit data)
Natural Gas Swaps
Contract volumes (MMBtu)	2,581,893	8,983,560	7,814,028	19,379,481
Weighted-average fixed price per MMBtu	$4.01	$4.01	$4.01	$4.01
Fair value, net	$(232)	$73	$(481)	$(640)
Crude Oil Swaps
Contract volumes (Bbl)	29,019	71,568	65,568	166,155
Weighted-average fixed price per Bbl	$95.19	$92.73	$90.33	$92.21
Fair value, net	$143	$338	$253	$734
Total fair value, net	$(89)	$411	$(228)	$94

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

In connection with the preparation of this quarterly report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer (who currently serves as our principal financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our principal executive officer (who also currently serves as our principal financial officer) concluded that, as of September 30, 2014, our disclosure controls and procedures were effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

4.1

Second Amended and Restated Certificate of Designations for the Series A Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 4.1 to PostRock’s Current Report on Form 8-K filed on December 21, 2012).

4.2

Certificate of Amendment to Second Amended and Restated Certificate of Designations for the Series A Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 4.1 to PostRock’s Current Report on Form 8-K filed on August 8, 2014).

10.1*	First Amendment, dated July 29, 2014, to the Securities Purchase Agreement, dated August 1, 2012, among PostRock, White Deer Energy L.P., White Deer Energy TE L.P. and White Deer Energy FI L.P.

10.2*	First Amendment, dated July 29, 2014, to the Securities Purchase Agreement, dated December 17, 2012, among PostRock, White Deer Energy L.P., White Deer Energy TE L.P. and White Deer Energy FI L.P.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 6th day of November 2014.

PostRock Energy Corporation

By:	/s/ Terry W. Carter
Terry W. Carter
Chief Executive Officer and President