Form 10-K
period 2014-12-31
PostRock Energy Corp
filed 2015-03-31
CIK 1473061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________________________________

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☑

The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2014, was approximately $29.4 million, based upon the closing price of $1.50 per share as reported by the NASDAQ on such date.

The aggregate market value of outstanding common stock, including those held by affiliates of the registrant, at March 2, 2015, was approximately $25.2 million, based upon the closing price of $3.96 per share. There were 6,372,054 shares of common stock outstanding on that date.

_______________________________________________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2015 Annual Meeting of Stockholders are incorporated by reference in Part III.

GLOSSARY

The following abbreviations are used in this report:

Bbl	Barrel
Bbls/d	Barrels per day
MMBbl	Million barrels
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Bcf	Billion cubic feet
Bcfe	Billion cubic feet equivalent
MMcf/d	Million cubic feet per day
Mcfe

Thousand cubic feet equivalent. To determine Mcfe, oil is converted on the basis of one barrel of oil equaling six Mcf of gas equivalent. This ratio reflects energy content only. Given commodity prices at the end of 2014, the price for an Mcf of natural gas is approximately 1/18th the price for a barrel of oil.

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

EXPLANATORY NOTE—RESTATEMENT OF FINANCIAL INFORMATION

This Annual Report on Form 10-K for the year ended December 31, 2014 includes (1) a restated balance sheet as of December 31, 2013, (2) restated consolidated statements of operations, consolidated statements of cash flows, and consolidated statements of stockholders’ equity (deficit) for the years ended December 31, 2012 and 2013, (3) restated quarterly financial information for the quarters ended March 31, 2014 and 2013, June 30, 2014 and 2013, and September 30, 2014 and 2013, and December 31, 2013, and (4) restated selected financial data for the years ended December 31, 2010, 2011, 2012, and 2013. See Item 6, “Selected Financial Data,” Item 8, “Financial Statements and Supplementary Data,” and Item 9A, “Controls and Procedures,” in Part II of this Annual Report on Form 10-K, including Notes 19 and 20 of the notes to the Consolidated Financial Statements, for more information concerning these restatements.

We do not plan to amend previously filed reports in connection with the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K. Unless otherwise stated, all financial and accounting information contained in this Annual Report on Form 10-K is presented on a restated basis.

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

Production and Reserves

At December 31, 2014, our total assets consisted of 3,158 gross and 3,109 net productive wells. These wells are on approximately 344,000 net acres of leasehold, classified as developed, while we also have approximately 66,100 net acres classified as undeveloped. Our net production in 2014 totaled 13.2 Bcf of natural gas and 274,919 barrels of oil for an average of 36.2 MMcf/d of gas and 753 Bbls/d of oil. At year end, our estimated proved reserves included 119.1 Bcf of natural gas and 4.1 MMBbl of oil for a total of 143.9 Bcfe.

Cherokee Basin

At December 31, 2014, our Cherokee Basin assets consisted of 2,683 gross and 2,675 net productive wells. These wells are on approximately 324,500 net developed acres of leasehold, while we also have 38,500 net undeveloped acres in the region. Our net production in 2014 totaled 12.6 Bcf of natural gas and 66,962 barrels of oil for an average of 34.6 MMcf/d of gas and 183 Bbls/d of oil. At year end, our estimated proved reserves attributable to these properties included 106.9 Bcf of natural gas and 0.9 MMBbl of oil for a total of 112.5 Bcfe.

We also have a gathering system in the Cherokee Basin. The system provides a market outlet for gas produced in an area of approximately 1,000 square miles. We gather substantially all of our production in the Cherokee Basin and a minor amount of gas produced by others. At year end, throughput on the system averaged 43.8 MMcf/d of which approximately 1.8 MMcf/d and 7.4 MMcf/d was attributable to third parties and to our royalty owners, respectively. Third-party gathering contracts generally permit us to retain 20% to 30% of the sales price of the gas gathered. The gathering system includes 57 leased compressors totaling approximately 431,000 horsepower and five gas treatment facilities. The system has an estimated throughput capacity of approximately 55 MMcf/d.

Central Oklahoma

At December 31, 2014, our Central Oklahoma oil assets consisted of 72 gross and 57 net productive wells. These wells are on approximately 10,700 net developed acres of leasehold. We also have approximately 23,000 net undeveloped acres in the region.

During 2014, net production from these wells increased 140% to a total of 196,287 barrels of oil, or an average of 538 Bbls/d. At year end, our estimated proved reserves attributable to these properties included 3.6 Bcf of natural gas and 3.0 MMBbl of oil or a total of 21.6 Bcfe.

Appalachian Basin

At December 31, 2014, our Appalachian Basin assets consisted of 403 gross and 377 net productive wells. These wells are on approximately 8,800 net developed acres of leasehold; additionally we have approximately 4,600 net undeveloped acres in the region. During 2014, net production from our wells was 0.5 Bcf of natural gas and 11,670 barrels of oil for an average of 1.3 MMcf/d of gas and 32 Bbls/d of oil. At year end, our estimated proved reserves attributable to these properties included 8.7 Bcf of natural gas and 0.2 MMBbl of oil for a total of 9.8 Bcfe.

We also have a 141.1 mile gathering system in the Appalachian Basin. At December 31, 2014, this system had an average throughput of approximately 1.9 MMcf/d of which approximately 1.3 MMcf/d was attributable to our net production with the remaining 0.6 MMcf/d attributable to our royalty or joint interest owners. All of our gas produced in the area is transported by this system.

Acquisitions and Divestitures

During June 2014, we entered into a joint venture (“JV”) agreement with Silver Creek Oil and Gas, LLC (“Silver Creek”) covering approximately 17,900 gross unproved acres in Cleveland and Pottawatomie Counties in central Oklahoma. The JV included an acre for acre swap of approximately 3,800 total net acres. After the swap, the ownership split in the development area is 30% PostRock and 70% Silver Creek, with Silver Creek serving as the operator. We also sold approximately 1,150 net acres to Silver Creek for $466,000 in cash.

During 2013, we closed on three acquisitions for oil and gas properties in Central Oklahoma. The largest of the acquisitions included approximately 22,000 net acres (approximately 9,000 net acres are held by production) of leasehold mineral interests, including certain producing oil and gas properties and related wells, for approximately $10.0 million. During January 2014, we acquired additional well interests in Central Oklahoma. The total purchase price of the acquired well interests after closing adjustments was $1.7 million which was paid in cash of approximately $800,000 and 72,581 shares of our common stock. See Note 3 in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion of these acquisitions.

On September 28, 2012, we sold our PostRock KPC Pipeline, LLC (“KPC”) subsidiary to MV Pipelines, LLC (“MV”) for $53.5 million in cash, $53.4 million net after a working capital adjustment. MV also agreed to make additional payments of $1.0 million for each of the next four years if qualified EBITDA, as defined in the purchase agreement, of KPC for that year exceeds a target amount. No payment was received for 2013 or 2014.

Financial information and revenues from external customers are located in Part II, Item 8 “Financial Statements and Supplemental Data” in this Annual Report on Form 10-K.

Description of Production Properties and Projects

Properties

We produce conventional oil and coal bed methane (“CBM”) gas from our properties in the Cherokee Basin which is situated between the Forest City Basin to the north, the Arkoma Basin to the south, the Ozark Dome to the east and the Nemaha Ridge to the west. The Cherokee Basin is a mature producing area with respect to conventional oil producing reservoirs; such as, the Bartlesville and other Pennsylvanian age sandstones, which were initially discovered and developed beginning in the early 1900s.

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

Our Central Oklahoma area of focus encompasses much of seven counties. At present, our production is located in Seminole and Pottawatomie counties. The majority of our current production is from the Hunton carbonate; however, we also produce from other reservoirs including the Woodford, Viola, Redfork, and Wilcox. We also have non-producing leasehold in Payne, Lincoln, Cleveland, McClain and Garvin counties. Oil has been produced in the region since the early 1900s from multiple horizons including the Hunton, Viola, Wilcox, Arbuckle, Redfork, and Woodford shale. In all, at least 18 different geologic horizons are productive regionally. Producing depths range from less than 1,000 feet to 6,000 feet. There are numerous opportunities in the region to apply modern drilling, completion and operating technology to enhance recovery from reservoirs, such as the Hunton carbonate among others, that have produced historically and also to develop unconventional reservoirs, like the Woodford and Mississippian. Our plans include vertical and horizontal drilling and completion techniques.

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

Projects

Our 2014 exploration and development capital expenditures totaled $32.2 million. Included in the $32.2 million, we successfully completed five new wells and recompleted 13 wells in Central Oklahoma, and completed eight new gas wells and recompleted one gas well in the Cherokee Basin. Additionally, we participated in five non operated oil wells completed in Central Oklahoma. Our development activity in 2014 was directed toward increasing oil production and reserves in response to low natural gas prices. As a result of oil focused development, oil production in 2014 increased 43% over the prior year to 274,919 barrels, but primarily due to lower crude oil prices oil reserves decreased from 4.4 MMBbl at year-end 2013 to 4.1 MMBbl at year-end 2014.

With the recent collapse of oil and natural gas prices, our focus for 2015 will be to limit capital expenditures and reduce costs. We have budgeted approximately $5.5 million in capital projects with the majority of our budget focused on completing projects from 2014. There are currently no plans to drill any new wells in 2015. If attractive opportunities arise or oil and natural gas prices increase, additional capital may be directed towards further oil development in Central Oklahoma. We intend to fund our 2015 capital expenditures with cash flow from operations and availability under our credit facility.

Cherokee Basin

One of our most significant projects has been to reconfigure our entire compression system in the Cherokee Basin. This program was piloted with a proof of concept phase in 2012 and began to be fully implemented in 2013 and 2014. The project was completed in 2014 for a total cost of approximately $8.6 million, with roughly $4.6 million in 2014. This is expected to result in compression rental savings of approximately $4.6 million per year and to reduce fuel use of about 1.6 MMcf/d as compared to fueled used prior to the project.

Central Oklahoma

During the year, we performed development workovers on 13 wells. The combined cost of the workovers totaled approximately $3.2 million and we expect our internal rate of return (“IRR”) to exceed 100%. The development workovers increased production by approximately 87 net barrels of oil per day. During the last part of the year, we drilled and completed four horizontal wells targeting the Hunton formation at a cost of approximately $3.5 million per well. The horizontal wells produced slightly below 100,000 gross barrels of oil in 2014. Using actual revenue received through December 31, 2014 and applying a recent strip, the projected combined IRR for the wells exceeds 20%. Additionally, we participated in five non-operated oil wells during 2014 and we spent approximately $2.2 million on the two joint venture wells with Silver Creek.

Oil and Gas Data

Preparation of Reserve Reports

Management has established, and is responsible for, internal controls designed to provide reasonable assurance that our reserve estimation is prepared and reported in accordance with rules and regulations promulgated by the Securities Exchange Commission (“SEC”) as well as established industry practices used by independent engineering firms and our peers. These internal controls include, but are not limited to: 1) documented process workflow timelines, 2) verification of economic data inputs to information supplied by our internal operations accounting, regional production and operations, land, and marketing groups, and 3) senior management review of internal reserve estimations prior to publication.

Cawley, Gillespie & Associates, Inc. (“CGA”) prepared our reserve estimates at December 31, 2012, 2013 and 2014. CGA is an independent firm of petroleum engineers, geologists, geophysicists and petro-physicists; they do not own any interest in our properties and are not employed on a contingent fee basis. The technical person responsible for our reserve estimates at CGA meets the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

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

	2012	2013	2014
Crude oil price per Bbl	$95.05	$96.94	$94.99
Natural gas price per MMBtu	$2.76	$3.67	$4.35

	Gas (Bcf)	Oil (MMBbl)	Total (Bcfe)%
December 31, 2012
Developed	69.7	1.8	80.5	94%
Undeveloped	—	0.9	5.3	6%
Total proved reserves	69.7	2.7	85.8	100%
December 31, 2013
Developed	85.0	2.7	101.2	90%
Undeveloped	1.6	1.7	11.8	10%
Total proved reserves	86.6	4.4	113.0	100%
December 31, 2014
Developed	83.4	2.5	98.4	68%
Undeveloped	35.7	1.6	45.3	32%
Total proved reserves	119.1	4.1	143.7	100%

The following table presents our proportionate share of proved reserves for 2012 and 2013 of continuing operations of Sanchez Production Partners LLC (formerly named Constellation Energy Partners LLC) (“SPP”); therefore, hereinafter we will refer to our investment as SPP). As of March 31, 2014, the Company no longer had significant influence over SPP; therefore, 2014 reserve amounts for SPP are not included. See Note 8 in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion on our investment in SPP. These reserve amounts are based on publicly available data and are not subject to our internal controls described above. The Company has updated the previously filed amounts for December 31, 2012 related to SPP as discontinued operations have now been presented in their current public filing.

	Gas (Bcf)	Oil (MMBbl)	Total (Bcfe)
December 31, 2012
Developed	9.4	0.2	10.6
Undeveloped	0.4	0.1	1.0
Total proved reserves	9.8	0.3	11.6
December 31, 2013
Developed	14.2	0.4	16.6
Undeveloped	2.4	0.1	3.0
Total proved reserves	16.6	0.5	19.6

As disclosed above, we used a price of $4.35 per MMBtu, representing a first-day-of-month, twelve-month average price, to determine our natural gas reserves at December 31, 2014.

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

At December 31, 2014, we had 45.3 Bcfe of proved undeveloped reserves. During 2014, we spent approximately $6.9 million to develop five wells that were previously reported as proved undeveloped reserves in 2013, all of which were oil, as we directed our capital spending during the year toward oil projects. At December 31, 2014, we did not have material proved undeveloped reserves that remain undeveloped five years subsequent to their disclosure as proved undeveloped reserves. All of our proved undeveloped reserves included in our 2014 reserve report are scheduled to be developed before 2019.

Production Volumes, Sales Prices and Production Costs

The following table sets forth information regarding our producing properties. The production figures reflect the net production attributable to our revenue interest and are not indicative of the total volumes produced by the wells. All sales data excludes the effects of our derivative financial instruments, unless otherwise indicated.

	Year Ended December 31,
	2012	2013	2014
	($ in thousands)
Net Production
Gas (Bcf)	16.4	14.5	13.2
Oil (Bbls)	95,863	192,474	274,919
Gas equivalent (Bcfe)	17.0	15.7	14.9
Oil and Natural Gas Sales
Gas sales	$43,911	$51,489	$56,273
Oil sales	8,640	18,200	24,532
Total sales	$52,551	$69,689	$80,805

	Year Ended December 31,
	2012	2013	2014
Average Sales Price - Unhedged
Gas ($ per Mcf)	$2.68	$3.55	$4.25
Oil ($ per Bbl)	$90.13	$94.56	$89.23
Gas equivalent ($ per Mcfe)	$3.10	$4.45	$5.43
Average Sales Price - Hedged (1)
Gas ($ per Mcf)	$7.15	$3.38	$3.94
Oil ($ per Bbl)	$89.77	$95.38	$90.16
Gas equivalent ($ per Mcfe)	$7.41	$4.30	$5.17
Operating Expenses ($ per Mcfe)
Production costs (2)	$2.22	$2.24	$2.37
Production taxes (3)	$0.27	$0.32	$0.38
Net Revenue ($ per Mcfe)	$0.61	$1.89	$2.68

____________

(1)Data includes the effects of our commodity derivative contracts that do not qualify for hedge accounting.

(2)Includes lease operating and gathering costs.

(3)Production taxes include severance and ad valorem taxes.

The following table presents realized gains and losses on our commodity derivative financial instruments:

	Year Ended December 31,
	2012	2013	2014
	(in thousands)
Realized Gain (Loss) on Derivative Financial Instruments
Gas hedges (1)	$73,196	$(2,429)	$(4,199)
Oil hedges	(34)	158	255
Total	$73,162	$(2,271)	$(3,944)

____________

(1)2012 includes $30.2 million received from exiting above-market natural gas swap contracts originally scheduled for delivery in 2013.

The following table presents our production, average sales prices and production costs by area for the years ended December 31, 2012, 2013 and 2014:

	Cherokee Basin			Central Oklahoma			Appalachia
	2012	2013	2014	2012	2013	2014	2012	2013	2014
Production
Natural gas (Bcf)	15.8	14.0	12.6	—	—	0.1	0.6	0.5	0.5
Oil (Bbls)	23,285	95,612	66,962	56,649	81,649	196,287	15,930	15,214	11,670
Total production (Bcfe)	16.0	14.6	13.0	0.3	0.5	1.3	0.7	0.6	0.6
Avg Sales Price - Unhedged
Natural gas (per Mcf)	$2.66	$3.52	$4.27	$2.95	$3.37	$3.18	$3.29	$4.24	$4.05
Oil (per Bbl)	$86.05	$92.81	$88.57	$91.96	$96.44	$89.48	$89.55	$95.44	$89.03
Total average sales price (per Mcfe)	$2.76	$3.99	$4.60	$15.25	$15.94	$13.85	$4.98	$5.96	$5.41
Prod. Costs (per Mcfe) (1)	$2.13	$2.19	$2.27	$5.92	$4.46	$3.50	$2.30	$1.72	$1.95

____________

(1)Includes lease operating and gathering costs.

Productive Wells

The following table sets forth information regarding our ownership of wells at December 31, 2012, 2013 and 2014. Our data is comprised of all producing wells and wells mechanically capable of production.

	Gas		Oil		Total
	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)
December 31, 2012	2,948	2,910	93	84	3,041	2,993
December 31, 2013	2,945	2,910	294	274	3,239	3,184
December 31, 2014	2,826	2,792	332	317	3,158	3,109

____________

(1)Gross wells are the sum of all wells in which we own an interest.

(2)Net wells are gross wells multiplied by our fractional interests in the wells.

Acreage Statistics

The following table sets forth our developed and undeveloped lease and mineral acreage at December 31, 2012, 2013 and 2014.

	Acreage (1)
	Developed		Undeveloped		Total
	Gross (2)	Net (3)	Gross (2)	Net (3)	Gross (2)	Net (3)
December 31, 2012	363,200	351,300	99,700	96,200	462,900	447,500
December 31, 2013	372,700	361,400	137,100	100,300	509,800	461,700
December 31, 2014	354,800	344,000	90,400	66,100	445,200	410,100

____________

(1)Includes acreage in the states of Kansas, Oklahoma, West Virginia, and New York.

(2)Gross acres are an approximation of the sum of all acres in which we own an interest.

(3)Net acres are approximated gross acres multiplied by our fractional interest in the acreage.

At December 31, 2014, we had approximately 324,500 net developed and 38,500 net undeveloped acres in the Cherokee Basin, approximately 10,700 net developed and 23,000 net undeveloped acres in Central Oklahoma, and approximately 8,800 net developed and 4,600 net undeveloped acres in the Appalachian Basin. Developed acres are acres spaced or assigned to productive wells/units based upon governmental authority or standard industry practice. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil or gas, regardless of whether such acreage contains proved reserves.

Drilling Activities

Our drilling, recompletion, abandonment and acquisition activities for the periods indicated are shown below. This information includes wells in all areas in the period in which they were completed.

	Year Ended December 31,
	2012		2013		2014
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells drilled
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Development wells drilled
Productive	18	18	155	155	17	13
Dry	—	—	13	13	—	—
Wells plugged and abandoned	—	—	(15)	(15)	(13)	(13)
Wells divested	—	—	—	—	(55)	(55)
Wells acquired	—	—	58	45	—	—
Net increase (decrease) in capable wells	18	18	211	198	(51)	(55)
Recompletion of producing wells	103	103	72	72	14	14

During 2014, we plugged and abandoned 46 wells, 33 of which were inactive and not capable of producing during the entire period of our ownership of the wells. We also acquired two wells that were plugged by the previous owner and are not included in the table above. As of the date of filing, there has been no new drilling activity for the year.

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

Leases

At December 31, 2014, we had approximately 9,500 leases covering approximately 410,100 net acres. The typical oil and gas lease provides for the payment of royalties to the mineral owner for all oil or gas produced from any well drilled on the lease premises. This amount ranges from 18.0% to 22.5% resulting in an 77.5% to 82.0% net revenue interest to us.

Because the acquisition of oil and natural gas leases is a very competitive process, and involves certain geological and business risks to identify productive areas, prospective leases are sometimes held by other operators. In order to gain the right to drill these leases, we may purchase leases from them.

In the Cherokee Basin, at year end, we held leases on approximately 363,000 net acres, of which 3,200 net acres are not currently held by production. In Central Oklahoma we held leases on approximately 33,700 net acres, of which 23,000 net acres are not currently held by production. Unless we establish commercial production on the properties subject to these leases during their term, these leases will expire. Leases in the Cherokee Basin and Central Oklahoma covering approximately 1,700 and 3,800 net acres, respectively, are scheduled to expire before December 31, 2015, unless developed, extended or renewed. If these leases expire, we will lose the right we currently have to develop the related properties.

Marketing and Major Customers

During 2014, approximately 99% of our MidContinent gas production was sold to BP Energy Company and approximately 75% and 18% of our MidContinent oil production was sold to Sunoco Partners Marketing & Terminals L.P. and Holly Frontier Refining & Marketing LLC, respectively.  Approximately 90% of our 2014 Appalachian Basin gas production was sold to South Jersey Resources Group. All of our oil production in the Appalachian Basin was sold to BD Oil Gathering.

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

Title to Properties

Production Properties

As is customary in the oil and gas industry, we initially conduct only a cursory review of the title to our properties on which we do not have proved developed reserves. Prior to the commencement of development operations on those properties, we conduct a title examination and perform curative work with respect to significant defects that we discover. To the extent title opinions or other investigations reflect title defects on properties, we are typically responsible for curing such title defects at our expense. We generally will not commence development operations on a property until we have cured any material title defects that we discover on such property. We believe that we have satisfactory title to our material producing properties in accordance with standards generally accepted in our industry.

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

Our property or rights-of-way are subject to encumbrances, restrictions and other imperfections. These imperfections have not interfered, and we do not expect that they will materially interfere, with the conduct of our business. In many instances, lands over which rights-of-way have been obtained are subject to prior liens which have not been subordinated to the right-of-way grants. In some cases, not all of the owners named in the appropriate land records have joined in the right-of-way grants, but in substantially all such cases signatures of the owners of majority interests have been obtained. Substantially all permits have been obtained from public authorities to cross over or under, or to lay facilities in or along water courses, county roads, municipal streets, and state highways; where necessary. Substantially all permits have also been obtained from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor’s election.

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

Production

Federal, state and local regulations apply to our exploration and production activities and impose permitting, bonding and reporting requirements. Most states, and some counties and municipalities, in which we operate also regulate the location and method of drilling and casing of wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells, and/or notice to surface owners and other third parties. Some state laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration, while others rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and reduce our interest in the unitized properties. In addition, some state conservation laws establish maximum rates of production from oil and gas wells. These laws generally prohibit venting or flaring of gas and impose requirements regarding the ratability of production. Moreover, some states impose a production or severance tax on the production and sale of oil, gas and gas liquids within its jurisdiction.

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

Regulation of Gathering Pipelines

Our gathering pipeline operations are currently limited to the States of Kansas, Oklahoma, and West Virginia. State regulation of gathering facilities generally includes various permitting, safety, environmental and, in some circumstances, non-discriminatory take requirements and complaint-based rate regulation. We are licensed as an operator of a natural gas gathering system with the KCC and are required to file periodic information reports with it. We are not required to be licensed as an operator or to file reports in Oklahoma and West Virginia.

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

Employees

At December 31, 2014, we had 143 field employees in offices located in Kansas, Oklahoma and West Virginia, and 56 executive and administrative personnel located at our headquarters in Oklahoma City. None of our employees are covered by a collective bargaining agreement and management considers its relations with employees to be satisfactory. Subsequent to year-end we have reduced our staffing levels by approximately 17% in both field and administrative personnel.

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

The prices we receive for our oil and gas production heavily influence our revenue, profitability, access to capital and future rate of growth. Oil and gas are commodities; therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Although we have recently focused our development efforts on crude oil, approximately 88.9% of our production in 2014 was natural gas. The prices that we receive for our production, and the levels of our production, depend on a variety of factors that are beyond our control, such as:

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

Under the full cost method of accounting for costs related to our oil and natural gas properties, we are required to write down the carrying value of our oil and natural gas assets if capitalized costs exceed the quarterly ceiling limit, which is based on the average of commodity prices on the first day of the month over the trailing 12-month period. In the second half of 2014, the NYMEX West Texas Intermediate (WTI) index price of oil declined significantly from $105.37 per Bbl as of June 30, 2014 to $53.27 per Bbl as of December 31, 2014, and the Henry Hub index price of natural gas declined from $4.46 per Mcf to $2.89 per Mcf over the same period. Oil prices have declined further in 2015. The NYMEX WTI index price of oil on March 2, 2015 was $49.59 per Bbl, and the Henry Hub index price of natural gas was $2.70 per Mcf. Based on the first-day-of the-month prices for the 11 months ended February 2015, a write-down on the carrying value of our oil and natural gas properties may occur in the first half of 2015. Further write-downs in subsequent quarters may occur if the trailing 12-month commodity prices continue to fall as compared to the commodity prices used in prior quarters.

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

The Dodd-Frank Act and implementing regulations may significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, restrict our flexibility in conducting trading and hedging activity and increase our exposure to less creditworthy counterparties.  If we reduce our use of derivative contracts as a result of the new requirements, our results of operations may become more volatile and cash flows less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas.  Our revenues could, therefore, be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

We remain highly leveraged.

At December 31, 2014, we had $93.1 million of contractual commitments outstanding, consisting of debt service requirements, non-cancelable operating leases and purchase obligation commitments. Of such amount, $83.0 million was outstanding under our $200 million secured borrowing base revolving credit facility with a current borrowing base of $115 million. There has been a decline in natural gas and crude oil prices since the borrowing base was last determined. As a result, we currently expect the borrowing base to be reduced in connection with the redetermination at April 30, 2015. We do not currently expect the borrowing base to be reduced below current amount outstanding.

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

In volatile financial markets, the cost of raising money in the debt and equity capital markets can fluctuate widely and the availability of funds from those markets may diminish significantly. Our ability to access certain capital markets, such as, the market for high yield debt may be limited due to our size. The difficult financial environment may also limit the number of prospects for potential joint venture, asset monetization, or other capital raising transactions that we may pursue in the future or reduce the values we are able to realize in those transactions. As a result of these factors, we cannot be certain that funding will be available if needed and to the extent required, on acceptable terms. If we cannot meet our capital needs, we may be unable to implement our development plan, enhance our existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our production, revenues and results of operations.

Strategic determinations, including the allocation of capital and other resources to strategic opportunities, are challenging, and our failure to appropriately allocate capital and resources among our strategic opportunities may adversely affect our financial condition and reduce our growth rate.

Our future growth prospects are dependent upon our ability to identify optimal strategies for our business. In developing our business plan, we considered allocating capital and other resources to various aspects of our businesses including well-development (primarily drilling), reserve acquisitions, exploratory activity, corporate items and other alternatives. We also considered our likely sources of capital. Notwithstanding the determinations made in the development of our 2015 budget, business opportunities not previously identified periodically come to our attention, including possible acquisitions and dispositions. If we fail to identify optimal business strategies, or fail to optimize our capital investment and capital raising opportunities and the use of our other resources in furtherance of our business strategies, our financial condition and growth rate may be adversely affected. Moreover economic or other circumstances may change from those contemplated by our 2015 budget, and our failure to recognize or respond to those changes may limit our ability to achieve our objectives.

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

Recent and future environmental laws and regulations, including additional federal and state restrictions on greenhouse gas emissions (“GHG”) in response to climate change concerns, may increase our capital and operating costs and also reduce the demand for the oil and natural gas we produce. The oil and gas industry is a direct source of certain GHG emissions, such as carbon dioxide and methane, and future restrictions on such emissions could impact our future operations. The EPA issued the Final Mandatory Reporting of Greenhouse Gases Rule, which required certain sources and other facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year to begin collecting GHG emissions data under a new reporting system as of January 1, 2010. In November 2010, the EPA issued final regulations requiring the annual reporting of GHG emissions from qualifying facilities in the upstream oil and natural gas sector, including onshore production (Subpart W). Although the Mandatory Reporting Rule does not control GHG emission levels from any facilities, it has caused us to incur monitoring and reporting costs for emissions subject to the rule. In addition, relatively large sources of GHG emission are subject to permitting requirements, which could be expanded in the future to include smaller sources. Further, on January 14, 2015, the Obama Administration announced that, pursuant to the President’s Climate Action Plan, the EPA will propose a rule in the summer of 2015 to set standards for methane and volatile organic compound emissions from new and modified sources in the oil and gas sector. A final rule is expected in 2016. The Administration’s announcement also stated that other federal agencies, including the Bureau of Land Management, the Pipeline and Hazardous Materials Safety Administration, and the Department of Energy will impose new or more stringent regulations on the oil and gas sector that will have the effect of further reducing methane emissions.

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

The Endangered Species Act (“ESA”), restricts activities that may affect endangered or threatened species or their habitats. The designation of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans or limit future development activity in the affected areas. The Migratory Bird Treaty Act (“MBTA”) protects migratory birds. Criminal liability can attach for even an incidental taking of migratory birds, and in recent years the federal government has issued indictments under the MBTA to several oil and gas companies after dead migratory birds were found near reserve pits associated with drilling activities.

Federal legislation and state legislative and regulatory initiatives relating to oil and gas operations, including hydraulic fracturing, could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is an essential and common practice in the oil and gas industry used to stimulate production of natural gas and/or oil from dense subsurface rock formations. We routinely employ hydraulic fracturing in our drilling activity. Hydraulic fracturing involves using water, sand, and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore. The process is typically regulated by state oil and natural gas commissions; however, the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act “SDWA”. On February 11, 2014, the EPA released guidance and an interpretative memorandum clarifying that SDWA permit requirements apply to hydraulic fracturing activities using diesel fuels and indicating EPA’s intent to make decisions on such permitting on a case-by-case basis. In addition, Congress has considered legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. Moreover,  on May 9, 2014, EPA has issued an advance notice of proposed rulemaking under the Toxic Substances Control Act relating to chemical substances and mixtures used in oil and gas exploration and production. Further, on May 24, 2013 the U.S. Department of the Interior published a proposed rule in the Federal Register that includes disclosure requirements and other mandates for hydraulic fracturing on federal lands.

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

There are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. These on-going or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act, the Toxic Substances Control Act, or other statutory and/or regulatory mechanisms. President Obama created the Interagency Working Group on Unconventional Natural Gas and Oil by Executive Order on April 13, 2012, which is charged with coordinating and aligning federal agency research and scientific studies on unconventional natural gas and oil resources.

Further, on April 17, 2012, the EPA issued final rules that subject oil and gas operations (production, processing, transmission, storage and distribution) to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAPS”) programs. The rules establish specific new requirements for emissions from compressors, controllers, dehydrators, storage tanks, gas processing plants and certain other equipment and include NSPS standards for completions of hydraulically fractured natural gas wells. Beginning January 1, 2015, operators must capture natural gas not sent to the gathering line during well completion and make it available for use or sale, which can be done through the use of green completions. Since promulgating final rules, the EPA has reconsidered aspects of them, and has indicated that it will make additional changes, and litigation challenging the rules is also ongoing. We are currently evaluating the effect these rules could have on our business and believe that these rules could result in increased operating costs.

Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition, including litigation, to oil and gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs in the production of oil and natural gas, including from the developing shale plays, or could make it more difficult to perform hydraulic fracturing. The adoption of any federal, state or local laws or the implementation of regulations regarding hydraulic fracturing could potentially cause a decrease in the completion of new oil and gas wells, increased compliance costs and time, which could adversely affect our financial position, results of operations and cash flows.

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

We have identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting, and we may be unable to develop, implement and maintain appropriate controls in future periods.

The Sarbanes-Oxley Act of 2002 and SEC rules require that management report annually on the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Among other things, management must conduct an assessment of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As more fully described in Note 20 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, we have restated our consolidated financial statements for prior periods to correct certain errors.  Accordingly, based on our management’s assessment, we believe that, as of December 31, 2014, our internal controls over financial reporting were not effective. The specific material weakness is described in Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K in “Management’s Annual Report on Internal Control over Financial Reporting”.  A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected.  We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future.  Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements.  These misstatements could result in additional restatements of our financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information.

We have developed certain remediation steps to address the material weakness discussed above and to improve our internal control over financial reporting.  If we fail to remediate the material weakness, there will continue to be an increased risk that our future financial statements could contain errors that will be undetected.  Further and continued determinations that there are material weaknesses in the effectiveness of our internal controls could reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of resources to comply with applicable requirements.  For more information relating to our internal control over financial reporting and disclosure controls and procedures, and the remediation plan undertaken by us, see Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K.

Risks Related to the Ownership of Our Common Stock

The price of our common stock has been experiencing and may continue to experience volatility.

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

Our common stock may be at risk for delisting from Nasdaq in the future. A delisting of our common stock is likely to reduce the liquidity and market price of our common stock.

On November 24, 2014, we received a notice from The Nasdaq Stock Market (“Nasdaq”) that we were not in compliance with Nasdaq’s Listing Rule 5450(a)(1), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days.  To regain compliance, the minimum bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during a 180-day grace period.  Due to our ten-to-one reverse split of all outstanding shares of our common stock effective January 2, 2015, we have regained compliance with this listing standard.  Although we have regained compliance with the minimum bid price requirement, there can be no assurance that we will be able to maintain continued compliance with that requirement.

On December 23, 2014, we received another notice from Nasdaq that, for the prior 30 consecutive business days, the market value of our publicly held shares was below $15,000,000 and that we therefore are not in compliance with the market value of publicly held shares requirement set forth in Nasdaq Listing Rule 5450(b)(3)(C).  The Nasdaq Listing Rules define “publicly held shares” as total shares outstanding, less any shares held directly or indirectly by officers, directors or a beneficial owner of more than 10% of the total outstanding shares.  We have 180 calendar days from the date of such notification, or until June 22, 2015, to achieve compliance with the market value of publicly held shares requirement.  To regain compliance, the market value of our publicly held shares must close at $15,000,000 or more for a minimum of ten consecutive business days during the 180-day grace period.  Our failure to regain compliance during this period could result in delisting from the Nasdaq Global Market. We would then seek to list our common stock on the Nasdaq Capital Market, which, among other things, requires either at least $2.5 million of stockholders' equity, market value of listed securities of at least $35 million or net income in the last fiscal year (or in two of the last three fiscal years) of at least $500,000.

If our common stock is delisted from the Nasdaq Global Market and we do not qualify for listing on the Nasdaq Capital Market, our common stock will no longer be listed on a national securities exchange.  As a result, it could become more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and the price of our common stock may decline.

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

White Deer Energy L.P. and its affiliates (“White Deer”) beneficially own approximately 79%, as of March 2, 2015, of our common stock after giving effect to the exercise of their outstanding warrants, giving White Deer control in corporate transactions and other matters, including a sale of our Company, as well as potentially diluting the profits of the Company.

At March 2, 2015,  including 4,307,239 common shares owned and 3,301,249 warrants, White Deer beneficially owns 7,608,488 shares, or approximately 79%, of our common stock. By exercising their warrants, White Deer can benefit from their respective percentage of all of our profits and growth. In addition, we have agreed to issue White Deer additional warrants on each quarterly dividend payment date of the Series A Preferred Stock prior to June 30, 2016, on which dividends are not paid in cash but instead accrue. The voting power of the Series B Preferred Stock issued with certain of the warrants is limited to 45% of the votes applicable to all outstanding voting stock. In addition, White Deer may vote any shares of common stock held by it without regard to that limit.

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

Administrative Facilities

Our corporate headquarters office space located at 210 Park Avenue, Oklahoma City, Oklahoma 73102 is leased. The office lease is for 10 years expiring August 31, 2017, and covers approximately 35,000 square feet of which approximately 10,000 square feet is subleased at no cost to the company.

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

On March 31, 2014, PostRock Energy Corporation and its wholly owned subsidiary, Constellation Energy Partners Management, LLC (“CEPM”), entered into a settlement agreement fully resolving all claims associated with the lawsuit filed August 30, 2013 against SPP, SPP’s  Chief Executive Officer, members of SPP’s Board of Managers, Sanchez Oil & Gas Corporation and Sanchez Energy Partners I, LP (“SEPI”). For further discussion see Note 8 in Part II, Item 8. “Financial Statements and Supplementary Data.”

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S  COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ Stock Market LLC under the symbol “PSTR.” On January 2, 2015 our common stock underwent a 1-for-10 reverse stock split. All previously reported common stock, options, warrants, Series B Preferred Stock, and per share amounts within this document have been retroactively adjusted to reflect the reverse stock split. The table below presents the intraday high and low price for each quarter for the prior two fiscal years.

Quarter Ended	High	Low
2013
March 31	$22.00	$14.50
June 30	$18.10	$12.20
September 30	$21.00	$10.80
December 31	$16.50	$11.10
2014
March 31	$15.20	$11.70
June 30	$16.30	$12.00
September 30	$15.80	$10.90
December 31	$11.60	$2.70

The closing price of our common stock on March 2, 2015 was $3.96 per share. At March 2, 2015, there were 6,372,054 shares of common stock outstanding held of record by approximately 388 stockholders. Warrants to purchase 3,301,249 shares of our common stock at a weighted average exercise price of $13.00 per share were outstanding and held by White Deer.

Dividends

The payment of dividends on our common stock is within the discretion of the board of directors and is dependent upon many factors. We have not declared any dividends on our common stock and do not anticipate paying any dividends on our common stock in the foreseeable future. Our credit facility contains restrictions on our ability to pay dividends.

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of our common stock that were made by us during the year ended December 31, 2014. PostRock does not have any publicly announced equity securities repurchase plans or programs.

	Total Number	Average
	of Shares	Price Paid
Period	Purchased (1)	per Share
January 1 - January 31	—	$—
February 1 - February 28	8,337	12.52
March 1 - March 31	—	—
April 1 - April 30	1,069	13.10
May 1 - May 31	40	13.80
June 1 - June 30	60	14.30
July 1 - July 31	—	—
August 1 - August 31	3,716	13.90
September 1 - September 30	—	—
October 1 - October 31	288	7.90
November 1 - November 30	—	—
December 1 - December 31	2,678	3.49
Total	16,188	$11.31

____________

(1) Share repurchases represent shares withheld by us from employees for the payment of personal income tax withholding on restricted stock vesting and distributions from the deferred compensation plan.

ITEM 6.  SELECTED FINANCIAL DATA

The following information as of and for the years ended December 31, 2010, 2011, 2012 and 2013 has been updated to reflect the restatement to our financial statements as discussed in Note 20 to the Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report Form 10-K.  You should read the selected consolidated historical financial information set forth below along with our restated audited consolidated financial statements and the notes thereto included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

We have derived the following selected consolidated financial information as of December 31, 2013 and 2014 and for the years ended December 31, 2012, 2013 and 2014 from the audited consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data.” We have derived the selected consolidated financial information as of December 31, 2010 and 2011, and for the period from January 1 to March 5, 2010, March 6 to December 31, 2010 and the year ended December 31, 2011, from PostRock’s and the Predecessors’ audited consolidated financial information included in our prior SEC filings.

We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.  These historical results are not necessarily indicative of results to be expected for any future periods.

	Predecessors
	January 1 to	March 6 to
	March 5,	December 31,	Year Ended December 31,
		2010	2011	2012	2013
	2010	(Restated)	(Restated)	(Restated)	(Restated)	2014

	(in thousands, except per share data)
Statement of Operations Data
Revenues
Oil and gas sales	$18,659	$69,277	$79,887	$52,551	$69,689	$80,805
Gathering	1,076	4,771	5,239	2,444	2,611	2,700
Total	19,735	74,048	85,126	54,995	72,300	83,505
Costs and expenses
Production expense	8,645	38,329	47,136	42,213	40,085	40,885
General and administrative	5,458	17,682	16,005	14,810	15,990	13,889
Litigation reserve	—	1,640	11,592	—	—	—
Depreciation, depletion and amortization	3,574	15,835	24,088	27,669	27,369	28,895
(Gain) loss on disposal of assets	—	(13,572)	(10,557)	295	(194)	(144)
Impairment of assets	—	—	—	5,919	—	—
Recovery of misappropriated funds	—	(1,592)	—	—	—	—
Acquisition costs	—	—	—	—	348	47
Total	17,677	58,322	88,264	90,906	83,598	83,572
Operating income (loss)	2,058	15,726	(3,138)	(35,911)	(11,298)	(67)
Other income (expense)
Gain (loss) from derivative financial instruments	25,246	47,870	35,429	6,454	(599)	16,396
Gain (loss) from equity investment	—	—	(4,607)	(5,174)	6,768	7,214
Gain on forgiveness of debt	—	2,909	1,647	255	—	—
Other income (expense), net	(4)	(24)	207	111	12	(17)
Interest expense, net	(4,705)	(20,301)	(19,510)	(21,773)	(18,069)	(19,664)
Total	20,537	30,454	13,166	(20,127)	(11,888)	3,929
Income (loss) from continuing operations before income taxes	22,595	46,180	10,028	(56,038)	(23,186)	3,862
Income taxes	—	—	—	—	180	12
Income (loss) from continuing operations	22,595	46,180	10,028	(56,038)	(23,366)	3,850
Income (loss) from discontinued operations	(859)	(3,266)	643	(2,855)	—	—
Net income (loss)	21,736	42,914	10,671	(58,893)	(23,366)	3,850
Net loss attributable to noncontrolling interest	(9,958)	—	—	—	—	—
Net income (loss) attributable to controlling interest	11,778	42,914	10,671	(58,893)	(23,366)	3,850
Net income (loss) from continuing operations per common share:
Basic		$56.94	$11.41	$(41.20)	$(9.32)	$0.98
Diluted		$49.66	$6.66	$(41.20)	$(9.32)	$0.98
Balance Sheet Data (at end of period)
Total assets		$296,812	$306,711	$146,663	$183,082	$195,675
Noncurrent liabilities excluding debt and mandatorily redeemable preferred stock		$13,831	$20,903	$13,822	$14,970	$13,885
Long-term debt		$209,721	$190,000	$57,500	$92,000	$83,000
Mandatorily redeemable preferred stock		$50,622	$56,736	$73,152	$83,994	$63,954

The information included in this table has been restated where noted to correct the error from the reclassification of redeemable preferred stock from temporary equity to a liability, and the related dividends and accretion from stockholders’ equity to interest expense.

Comparability of information in the above table between years is affected by, among other things, (1) changes in the annual average prices for oil and natural gas, (2) the Recombination in 2010, (3) the sale of some of our Appalachian Basin oil and gas properties in 2010 and 2011, (4) our 2011 investment in SPP, (5) an impairment of producing properties of $5.9 million in 2012, (6) the sale of our KPC pipeline subsidiary in 2012 and (7) increased oil production in 2013 and 2014 related to drilling and development.

ITEM 7.MANAGEMENT’S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying consolidated financial statements, including the notes thereto, contain detailed information that should be read in conjunction with the following discussion.

Restatement of Previously Issued Consolidated Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the effects of the restatement described in Note 20 of the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.” We have included the restated interest expense discussion from the quarterly comparisons for the three, unaudited quarters of 2013 and 2014 in our year ended Results of Operations, below.

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

In 2014, we focused on increasing the percentage of oil and liquids in our production and reserves. As of and for the year ended December 31, 2013, our reserves and our production on an energy equivalent basis, included 23% and 7% oil, respectively. As of and for the year ended December 31, 2014, those percentages had changed to 17% and 11%, respectively. As oil and natural gas prices declined toward the end of 2014 and into 2015, our plan is to reduce capital expenditures by approximately 85% to $5.4 million in 2015.  Additionally, in February, 2015, we engaged Evercore Group L.L.C. as an advisor to assist the Board in evaluating strategic alternatives.

Key Factors Affecting Our Results of Operations

•Realized natural gas prices were $4.25/Mcf during 2014 compared to $3.55/Mcf during 2013 and $2.68/Mcf in 2012.

•Low natural gas prices have resulted in reduced natural gas development, which has led to a decline in our natural gas production. Our natural gas production was 13.2 Bcf in 2014, 14.5 Bcf in 2013 and 16.4 Bcf in 2012.

•Realized oil prices were $89.23/Bbl during 2014 compared to $94.56/Bbl in 2013 and $90.13/Bbl in 2012.

•High oil prices resulted in an increased focus on oil development, which led to an increase in our oil production. Our oil production was 274,919 barrels in 2014, 192,474 barrels in 2013 and 95,863 barrels in 2012.

•We continued to focus on reducing our costs in both our field operations and our Oklahoma City office.

•We had 199, 209 and 216 employees, at December 31, 2014, 2013 and 2012, respectively. Additionally, since year-end we have reduced our staffing levels by 17% in both field and administrative personnel.

•Lease operating expenses and gathering expenses were $35.2 million in 2014 compared to $35.1 million in 2013 and $37.6 million in 2012.

•General and administrative expenses were $13.9 million during 2014 compared to $16.0 million in 2013 and $14.8 million in 2012.

•We entered into a Preferred Stock Exchange Agreement with White Deer pursuant to which we issued 3,211,378 shares of our common stock to White Deer in exchange for 2,175 shares of Series A Preferred Stock issued to White Deer on September 21, 2010.  The Series A Preferred Stock had an aggregate liquidation preference of $35.0 million, as calculated pursuant to the certificate of designations for the Series A Preferred Stock.

How We Evaluate Our Operations

Management uses and expects to continue to use a variety of financial and operational metrics to analyze performance and the health of the business. These metrics focus on rates of return and cost efficiency with an emphasis on cash costs. A few of the metrics we focus on include: (1) volume and mix of production and reserves; (2) reserve life; (3) lease operating expense, gathering expense and general and administrative expense; (4) gathering throughput volumes, fuel consumption by our facilities and crude oil and  natural gas sales volumes; and (5) debt balances.

General Trends and Outlook

Realized Prices

We sell our Cherokee Basin gas production based on the Southern Star index. We sell our Central Oklahoma gas production based on the ONEOK Index Gas Price. We sell the majority of our natural gas in the Appalachian Basin based on the Dominion Southpoint index, with the remainder sold on a local basis. The Southern Star prices typically are at a discount to the NYMEX pricing at Henry Hub, the regional pricing point. The Dominion Southpoint prices have also been at a discount to the NYMEX pricing at Henry Hub. During 2014, the basis discount in the Cherokee Basin ranged from $0.07 to $0.51/MMBtu while the basis discount in the Appalachian Basin ranged from $0.20 to $1.94/MMBtu. According to the U.S. Energy Information Administration (“EIA”), the Henry Hub spot price averaged $4.39 per MMBtu in 2014. NYMEX strip prices at March 2, 2015,  average $2.95/MMBtu, $3.11/MMBtu, and $3.25/MMBtu for the forward 12, 24 and 36 month period, respectively. We sell the majority of our oil production under a contract priced at a fixed discount to NYMEX WTI oil prices. Oil and natural gas prices historically have been very volatile and will likely continue to be so in the future.

We utilize our hedging program to attempt to mitigate the risk that variability of commodity pricing creates for our cash flows. See Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report on Form 10-K for further details on our hedging activity.

Supply and Demand of Oil and Gas

As seen in the recent decline in crude oil and natural gas prices, North American oil and gas prices are and have historically been volatile based on supply and demand dynamics. We expect this volatility to continue throughout 2015. Although natural gas prices improved in 2014 compared to 2013, natural gas continues to be challenged due to an imbalance between supply and demand across North America. Natural gas prices finished 2014 lower than 2013 and have since declined further reflecting both lower-than-expected space heating demand and higher natural gas production in the 2014 winter. Looking to 2015, we expect natural gas prices will remain below 2014 levels.

While crude oil remained more valuable than natural gas on a relative energy equivalent basis, we and other oil and natural gas producers increased focus on oil development in 2013 and 2014.  With this increased focus on oil development coupled with the use of horizontal drilling technologies throughout the United States, producers were able to more efficiently produce higher volumes of oil into the market while demand did not follow suit. As crude oil supply grows, transportation capacity to downstream markets is increasingly important. Bottlenecks and other transportation limitations also add volatility among U.S. grades of oil. Crude oil prices remained consistent with 2013 if not slightly up until July 2014 when prices started to drop dramatically through the remainder of 2014 and into 2015. Global crude oil supply is expected to remain more than demand in 2015 thus causing lower expected crude oil prices. We expect 2015 oil prices to remain below 2014 levels throughout the year.

Drilling Programs

Our 2014 exploration and development capital expenditures totaled $32.2 million with the majority of capital spent in Central Oklahoma.  We also spent $4.6 million finishing our compressor project in Cherokee Basin during 2014. We have described our projects and drilling activity in Part I, Item 1. “Business” of this Annual Report on Form 10-K.

Our focus for 2015 will be decreasing capital expenditures and reducing costs. We have budgeted approximately $5.4 million in capital projects, of which $3.6 million will be spent on completing 2014 projects in Central Oklahoma. If attractive opportunities arise, additional capital may be directed towards further oil development in Central Oklahoma. We intend to fund our 2015 capital expenditures with cash flow from operations and availability under our credit facility.

Results of Operations

Year ended December 31, 2013 compared to the year ended December 31, 2014

The following table presents financial and operating data for the fiscal years ended December 31, 2013 and 2014.

	Year Ended December 31,
	2013
	(Restated)	2014	Increase/(Decrease)
	($ in thousands, except per unit data)
Natural gas sales	$51,489	$56,273	$4,784	9.3%
Crude oil sales	$18,200	$24,532	$6,332	34.8%
Gathering revenue	$2,611	$2,700	$89	3.4%
Production expense	$40,085	$40,885	$800	2.0%
General and administrative	$15,990	$13,889	$(2,101)	(13.1)%
Depreciation, depletion and amortization	$27,369	$28,895	$1,526	5.6%
Other income (expense)	$(11,888)	$3,929	$15,817	* %
Sales Data - Volumes
Natural gas sales (MMcf)	14,521	13,228	(1,293)	(8.9)%
Oil sales (Bbls)	192,474	274,919	82,445	42.8%
Total sales (MMcfe)	15,676	14,878	(798)	(5.1)%
Average daily sales (MMcfe/d)	42.9	40.8	(2.1)	(4.9)%
Average Sales Price per Unit
Natural gas (Mcf)	$3.55	$4.25	$0.70	19.7%
Oil (Bbl)	$94.56	$89.23	$(5.33)	(5.6)%
Natural gas equivalent (Mcfe)	$4.45	$5.43	$0.98	22.0%
Average Unit Costs per Mcfe
Production expense	$2.56	$2.75	$0.19	7.4%
Depreciation, depletion and amortization	$1.75	$1.94	$0.19	10.9%
____________

*   Not meaningful.

Natural gas sales increased $4.8 million, or 9.3%, from $51.5 million for the year ended December 31, 2013, to $56.3 million for the year ended December 31, 2014. Higher realized natural gas prices increased revenues by $9.4 million while lower volumes decreased revenues by $4.6 million. Natural gas volumes decreased 1.3 Bcf due to continued suspension of our gas development throughout 2014 as oil development remained more economic. Crude oil revenues increased $6.3 million, or 34.8%, from $18.2 million for the year ended December 31, 2013 to $24.5 million for the year ended December 31, 2014. Increased oil volumes contributed $7.8 million of the increase while lower realized prices decreased revenues by $1.5 million. The increase in oil volumes was due to our continued focus on oil development in 2014. Average realized natural gas prices increased from $3.55 per Mcf in 2013 to $4.25 per Mcf in 2014 while average oil prices decreased from $94.56 per barrel in 2013 to $89.23 per barrel in 2014. Oil and gas sales exclude realized gains and losses from our derivative financial instruments.

Gathering revenue increased $89,000, or 3.4%, from $2.6 million for the year ended December 31, 2013, to $2.7 million for the year ended December 31, 2014. The increase was due to higher gas prices in 2014.

Production expense consisting of lease operating expenses, severance and ad valorem taxes and gathering expense increased $0.8 million, or 2.0%, from $40.1 million for the year ended December 31, 2013, to $40.9 million for the year ended December 31, 2014. The increase was due to higher operating costs in Central Oklahoma of $2.3 million due to increased production activity along with higher severance and ad valorem taxes of $703,000 offset by decrease in lower operating costs in Cherokee Basin of $2.2 million mainly due to lower gathering costs resulting from the compressor project discussed in Part I, Item 1. “Business” of this Annual Report on Form 10-K. As a result of lower production volume, production expense per Mcfe increased from $2.56 per Mcfe for the year ended December 31, 2013, to $2.75 per Mcfe for the year ended December 31, 2014.

Depreciation, depletion and amortization increased $1.5 million or 5.6% from $27.4 million for the year ended December 31, 2013, to $28.9 million for the year ended December 31, 2014. On a per unit basis, we had an increase of $0.19 per Mcfe from $1.75 per Mcfe for the year ended December 31, 2013, to $1.94 per Mcfe for the year ended December 31, 2014.

General and administrative expenses decreased $2.1 million, or 13.1%, from $16.0 million for the year ended December 31, 2013, to $13.9 million for the year ended December 31, 2014. The decrease was due to lower legal fees of $1.6 million which was related to the litigation with CEP/SPP and Sanchez Energy in 2013 along with lower benefits of $1.6 million due to less non-cash compensation. The decrease was primarily offset by higher wages and bonuses of $1.0 million.

Other income and expense consists primarily of realized and unrealized gains or losses from derivative instruments, gain or loss from our investment in SPP, and net interest expense. We recorded realized losses of $2.3 million and $3.9 million on our derivative contracts for the years ended December 31, 2013 and 2014, respectively. We recorded unrealized gains of $1.7 million and $20.3 million on our derivative contracts for the years ended December 31, 2013 and 2014, respectively. We recorded mark-to-market gains of $6.8 million and $1.8 million on our investment in SPP for the years ended December 31, 2013 and 2014, respectively. We also recorded a realized gain on our investment in SPP of $5.4 million in 2014; see further discussion on our investment in Note 8 in Part II, Item 8 “Financial Statements and Supplementary Data.”  Interest expense, net was $18.1 million and $19.7 million for the years ended December 31, 2013 and 2014, respectively. Interest expense was higher in 2014 as a result of increased accretion and paid-in-kind dividends associated with our mandatorily redeemable preferred stock.

Restated quarterly comparisons

Interest expense, net, was $4.2 million and $4.8 million during the three months ended March 31, 2013 and 2014, respectively. Excluding non-cash interest of $3.9 million related to our Series A Preferred Stock, interest expense, net, was $965,000 during the three months ended March 31, 2014 and was higher compared to the prior period as a result of higher debt in the current period.

Interest expense, net, was $4.4 million during the three months ended June 30, 2013, and $4.9 million during the three months ended June 30, 2014. Excluding non-cash interest of $4.0 million related to our Series A Preferred Stock, interest expense, net was $915,000 in the 2014 period.

Interest expense, net, was $4.7 million during the three months ended September 30, 2013, and $5.1 million during the three months ended September 30, 2014. Excluding non-cash interest of $4.2 million related to our Series A Preferred Stock, interest expense, net was $867,000 in the 2014 period.

Year ended December 31, 2012 compared to the year ended December 31, 2013

The following table presents financial and operating data for the fiscal years ended December 31, 2012 and 2013.

	Year Ended December 31,
	2012	2013
	(Restated)	(Restated)	Increase/(Decrease)
	($ in thousands, except per unit data)
Natural gas sales	$43,911	$51,489	$7,578	17.3%
Crude oil sales	$8,640	$18,200	$9,560	110.6%
Gathering revenue	$2,444	$2,611	$167	6.8%
Production expense	$42,213	$40,085	$(2,128)	(5.0)%
General and administrative	$14,810	$15,990	$1,180	8.0%
Depreciation, depletion and amortization	$27,669	$27,369	$(300)	(1.1)%
Impairment of oil and gas assets	$5,919	$—	$(5,919)	* %
Other income (expense)	$(20,127)	$(11,888)	$8,239	* %
Sales Data - Volumes
Natural gas sales (MMcf)	16,389	14,521	(1,868)	(11.4)%
Oil sales (Bbls)	95,863	192,474	96,611	100.8%
Total sales (MMcfe)	16,964	15,676	(1,288)	(7.6)%
Average daily sales (MMcfe/d)	46.3	42.9	(3.4)	(7.3)%
Average Sales Price per Unit
Natural gas (Mcf)	$2.68	$3.55	$0.87	32.3%
Oil (Bbl)	$90.13	$94.56	$4.43	4.9%
Natural gas equivalent (Mcfe)	$3.10	$4.45	$1.35	43.5%
Average Unit Costs per Mcfe
Production expense	$2.49	$2.56	$0.07	2.8%
Depreciation, depletion and amortization	$1.63	$1.75	$0.12	7.4%

____________

*   Not meaningful.

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

General and administrative expenses increased $1.2 million, or 8.0%, from $14.8 million for the year ended December 31, 2012, to $16.0 million for the year ended December 31, 2013. The 2012 period included a $503,000 charge related to reorganization of our Oklahoma City office and $2.2 million of non-cash compensation. Expense in 2013 included $1.6 million of legal fees related to the litigation with CEP/SPP and Sanchez Energy, a $454,000 workman’s compensation charge, and $4.3 million of non-cash compensation. Excluding these charges, general and administrative expenses totaled $9.7 million, or 20.1%, lower than the prior year. The decrease was due primarily to reduced wages, benefits and bonuses of $601,000, higher capitalized labor of $434,000, and lower contract labor and other services of $299,000.

Other income (expense) consists primarily of realized and unrealized gains or losses from derivative instruments, gain or loss from equity investment, and net interest expense. We recorded a realized gain of $73.2 million and loss of $2.3 million on our derivative contracts for the years ended December 31, 2012 and 2013, respectively. We recorded a $66.7 million unrealized loss and a $1.7 million unrealized gain on our derivative contracts for the years ended December 31, 2012 and 2013, respectively. During 2012, we exited our above-market natural gas swap contracts, originally scheduled to settle in 2013, for proceeds of $30.2 million. These proceeds are included in the 2012 realized gains disclosed above. We recorded a mark-to-market loss of $5.2 million and a mark-to-market gain of $6.8 million on our equity investment in SPP for the years ended December 31, 2012 and 2013, respectively. The gain in 2013 was the result of an increase in the market price of SPP’s publicly traded equity, which consequently increased the value of our investment. Interest expense, net, was $21.8 million and $18.1 million for the years ended December 31, 2012 and 2013, respectively. Interest expense was lower as a result of reduced debt. We recorded a gain on forgiveness of debt of $255,000 for the year ended December 31, 2012 as a result of the restructuring of the QER Loan, discussed in Note 10 in Part II, Item 8. “Financial Statements and Supplementary Data.” There was no gain on forgiveness of debt for the year ended December 31, 2013.

We recorded a loss from discontinued operations of $2.9 million for the year ended December 31, 2012. The loss was related to the operations and subsequent sale of our interstate natural gas pipeline. There were no discontinued operations for the year ended December 31, 2013.

Liquidity and Capital Resources

Debt Borrowings

Our total debt decreased  from $92.0 million at December 31, 2013 to $83.0 million at December 31, 2014.

Historical Cash Flows and Liquidity

Our primary sources of liquidity for 2014 were cash from operations, proceeds from our settlement of the SPP lawsuit and the subsequent sale of SPP Class B units.

Cash flows from operating activities have historically been driven by the quantities of our production and the prices received from the sale of this production. Prices of oil and gas have historically been very volatile and can significantly impact the cash from the sale of our production. Use of derivative financial instruments help mitigate this price volatility. Proceeds from or payments for derivative settlements are included in cash flows from operations. Cash expenses also impact our operating cash flow and consist primarily of production operating costs, production taxes, interest on our indebtedness and general and administrative expenses. Our primary sources of liquidity for 2014, were cash from operations, proceeds from our settlement of the SPP lawsuit and the subsequent sale of SPP Class B units.

Cash flows from operations totaled $69.1 million, $11.2 million and $19.6 million for the years ended December 31, 2012, 2013 and 2014, respectively. The increase from 2013 to 2014 is due to higher revenues, realized gains on our SPP investment, and non-cash interest on the mandatorily redeemable preferred stock.  These increases were offset by higher unrealized gains on derivative contracts compared to 2013. The decrease from 2012 to 2013 is mainly due to the significant reduction in realized cash from derivative contracts in 2013 compared to 2012.

Cash flows from investing activities have historically been driven by exploration and development costs, leasehold acquisitions, acquisitions of businesses and sales of oil and gas properties. Net cash used in investing activities was $49.7 million and $10.5 million for the years ended December 31, 2013 and 2014, respectively, compared to net cash received of $35.6 million for the year ended December 31, 2012. Cash used in investing activities in 2014 was primarily $33.0 million in capital expenditures offset by proceeds from the sale of our SPP investment of $21.8 million. Cash used in investing activities in 2013 was largely a result of $52.3 million of capital expenditures. Cash from investing activities in 2012 was the result of $53.4 million in gross proceeds from the KPC sale partially offset by $16.8 million of capital expenditures and $1.5 million set aside as restricted cash prior to our transitioning outstanding letters of credit to our new credit facility.

The following table sets forth our capital expenditures, including costs we have incurred but not paid for the periods presented:

	Year Ended December 31,
	2012	2013	2014
	(in thousands)
Capital Expenditures
Leasehold acquisition	$203	$16,590	$3,996
Exploration	—	—	—
Development	12,506	40,004	32,197
Pipeline	563	—	—
Other items	4,238	4,093	1,355
Total capital expenditures	$17,510	$60,687	$37,548

Cash flows from financing activities have historically been driven by borrowing and repayments on debt instruments, issuances of equity and the costs associated with these activities. Cash used in financing activities was $104.6 million and $9.1 million for the years ended December 31, 2012 and 2014, respectively, while cash from financing activities was $37.9 million for the year ended December 31, 2013. The cash used in financing activities in 2014 was primarily due to $9.0 million in net repayments of debt. The cash from financing activities in 2013 was from borrowings from our Borrowing Base Facility and from issuance of $4.1 million of our common stock under our at-the-market sales agreement.  The cash used in 2012 was primarily for debt repayments of $193.0 million to settle our prior credit facilities along with debt and equity issuance costs of $2.3 million. These outflows were partially offset by $57.5 million in proceeds from our Borrowing Base Facility, $32.5 million in proceeds from the issuance of common stock, preferred stock and warrants to White Deer, and $724,000 in proceeds from the issuance of common stock under our at-the-market program described below.

KPC Sale

On September 28, 2012, we sold our interstate pipeline subsidiary KPC to MV for $53.5 million in cash, $53.4 million net of a working capital adjustment.

White Deer Investment

At December 31, 2014, White Deer holds $79.8 million in liquidation preference of our Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) along with warrants to purchase 3,301,249 shares of our common stock at a weighted average exercise price of $13.00 per share. In addition, White Deer also holds 23,098 shares of our Series B Voting Preferred Stock (the “Series B Preferred Stock”), each share entitled to 100 votes, and 4,307,238 shares of our common stock. Our issuance of equity to White Deer occurred in six transactions as disclosed below. The number of shares of common stock, warrants and exercise prices have been adjusted to reflect the reverse stock split.

•On September 21, 2010, we issued to White Deer $60 million initial liquidation preference of our Series A Preferred Stock along with 7 1/2 year warrants to purchase 1,904,762 shares of our common stock at an exercise price of $31.50 per share.

•On February 9, 2012, we issued to White Deer 218,024  shares of our common stock at $34.40 per share for an aggregate purchase price of $7.5 million.

•On August 1, 2012, we issued to White Deer 307,693  shares of our common stock at $19.50 per share, $6.0 million initial liquidation preference of our Series A Preferred Stock and warrants to purchase 307,693 shares of common stock at an exercise price of $19.50 per share. Total proceeds from the issuance were $12.0 million.

•On December 20, 2012, we issued to White Deer 457,746  shares of our common stock at $14.20 per share, $6.5 million initial liquidation preference of our Series A Preferred Stock and warrants to purchase 457,746 shares of common stock at an exercise price of $14.20 per share. Total proceeds from the issuance were $13.0 million.

•On December 13, 2013, we issued to White Deer 112,398 shares of our common stock with a fair value of $1.5 million in exchange for the retirement of warrants exercisable for 2,224,135 shares of our common stock together with a like number of one one-hundredths of a share of Series B Voting preferred Stock that were issued as a unit with the warrants.

•    On October 9, 2014, we issued to White Deer 3,211,378 shares of our common stock in exchange for 2,175 shares of our Series A Cumulative Redeemable Preferred Stock with a liquidation preference of approximately $35.0 million.

•    For additional details, see Note 12 in Part II, Item 8. “Financial Statements and Supplementary Data.”

The Series A Preferred Stock is entitled to a cumulative dividend of 12% per year on its liquidation preference, compounded quarterly. Prior to June 30, 2016, we can elect to pay dividends on the Series A Preferred Stock in cash. During this period, if such dividends are not paid in cash, the liquidation preference of the Series A Preferred Stock will increase by the amount of the dividend and we will issue additional warrants exercisable for a number of shares of our common stock equal to the amount of the dividend divided by, with respect to the Series A Preferred Stock issued in September 2010, the closing price of the common stock on the trading day prior to the dividend payment date or, with respect to the Series A Preferred Stock issued in August and December 2012, $19.50 and $14.20, respectively, with the exercise price of such warrants equal to such applicable price.

We have not paid cash dividends since White Deer’s initial investment in September 2010, but instead have chosen to increase the liquidation preference on the Series A Preferred Stock by $42.3 million, the cumulative amount of accrued dividends through December 31, 2014. Excluding the warrants retired in the Warrant Exchange, as a result of paying dividends in kind since the initial investment, we have also issued warrants to purchase 2,535,810 shares of our common stock at a weighted average exercise price of $11.99 per share. We are required to redeem the Series A Preferred Stock on March 21, 2018, at 100% of the liquidation preference. See Note 12 in Part II, Item 8 of this Annual Report for further details on the securities issued as a result of White Deer’s investment.

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

At December 31, 2014, the borrowing base under the Borrowing Base Facility was $115.0 million with outstanding borrowings of $83.0 million and $1.4 million in outstanding letters of credit. We had $30.6 million available under the Borrowing Base Facility at that date.

Sources of Liquidity in 2014 and Capital Requirements

We rely on our cash flows from operating activities as a source of internally generated liquidity. In 2014 we were able to fund the majority of our capital expenditures through the sale of our investment in SPP and operating cash flows as we were able to pay down debt by $9.0 million during 2014. Our long-term ability to generate liquidity internally depends in part on our ability to hedge future production at attractive prices as well as our ability to control operating expenses. We generated cash of $73.6 million from settlements of our oil and gas derivatives during 2012 while we owed cash of $2.3 million and $3.9 million in 2013 and 2014, respectively. The cash we generated in 2012 includes $30.2 million from the early exit of above market natural gas swap contracts originally scheduled to settle in 2013. These contracts were settled early in connection with our debt refinancing in 2012. Our natural gas contracts that settled in 2010 through 2012 were entered into prior to 2010 and were priced in the range of $6.26 to $7.28 per MMBtu. We have natural gas and crude oil swap contracts covering a portion of our production in 2015 and 2016. At March 2, 2015, our outstanding natural gas swaps have a weighted average price of $4.01 per MMBtu while our open crude oil swaps have a weighted average price between $92.73 per barrel. Our outstanding contracts are disclosed below under Commodity Price Risk.

From time to time, we may issue equity to fund certain transactions, such as our SPP investment, to repay outstanding debt and for working capital purposes. As discussed above, we issued additional equity to White Deer on three separate occasions in 2012 for gross proceeds of $32.5 million. Additionally, in February 2015 we sold 224,850 Class B units of SPP for approximately $290,000.

We have an effective $100 million universal shelf registration statement on Form S-3. We are initially limited to selling debt or equity securities under the shelf registration statement in one or more offerings over a 12 consecutive month period for a total initial public offering price not exceeding one third of our public equity float. The registration statement is intended to give us the flexibility to sell securities if and when market conditions and circumstances warrant, to provide funding for growth or other strategic initiatives, for debt reduction or refinancing and for other general corporate purposes. The actual amount and type of securities or combination of securities and the terms of those securities will be determined at the time of sale, if such sale occurs. If and when a particular series of securities is offered, the prospectus supplement relating to that offering will set forth our intended use of the net proceeds. In addition, we have entered into an at-the-market issuance sales agreement with a sales agent relating to the offering from time to time of shares of our common stock under the shelf registration statement. Sales of shares of our common stock, if any, may be made directly on the NASDAQ Global Market, on any other existing trading market for the common stock or through a market maker, or in privately negotiated transactions, subject to our approval. Our sales agreement is limited to the sale of up to a number of shares of common stock with an initial offering price not to exceed the amount that can be sold under the registration statement. In 2013, we sold 259,232 shares of common stock under the program for $4.0 million, net of $115,000 in agent commissions. There were no sales of common stock in 2014. On February 10, 2015 we filed a prospectus supplement relating to the issuance and sale of shares of our common stock from time to time having an aggregate offering price of up to $3.8 million. As of early March 2015, we sold an additional 28,416 shares of our common stock for approximately $133,000 net proceeds.

We rely on our Borrowing Base Facility as an external source of long and short-term liquidity. At March 2, 2015, we had $83.5 million of outstanding borrowings and $31.5 million of availability under this facility. The borrowing base under our Borrowing Base Facility will be redetermined April 30, 2015, based on reserves at December 31, 2014. The borrowing base under that facility is determined based on the value of our oil and natural gas reserves at our lenders’ forward price forecasts, which are generally derived from futures prices. As a result of declining natural gas and crude oil prices we expect a decrease in our current borrowing base which will be redetermined April 30, 2015. We do not expect our borrowing base reduction to be below debt outstanding. With the current availability under our Borrowing Base Facility and expected cash flows from operations, we believe that we have sufficient liquidity to fund our capital expenditures and financial obligations through 2015.

Contractual Obligations

We have certain contractual commitments in the ordinary course of business, including debt service requirements, purchase obligations and operating lease commitments. The following table summarizes these commitments at December 31, 2014:

	Payments Due by Period
		Less Than	1 - 3	4 - 5	More Than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Borrowing Base Facility	$83,000	$—	$83,000	$—	$—
Mandatorily Redeemable Preferred Stock	79,760	—	79,760	—	—
Interest on bank credit facility (1)	4,978	2,527	2,451	—	—
Purchase obligations	454	307	147	—	—
Operating lease obligations	9,689	4,570	5,119	—	—
Total commitments	$177,881	$7,404	$170,477	$—	$—

____________

(1) Interest due by period is an estimate as the credit facility has variable interest rate.

Off-Balance Sheet Arrangements

At December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such activities.

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

Because of the volatile nature of oil and gas prices, it generally is not possible to predict the timing or magnitude of full cost ceiling write-downs. In addition, due to the inter-relationship of the various judgments made to estimate proved reserves, it is impractical to provide quantitative analyses of the effects of potential changes in these estimates. However, decreases in estimates of proved reserves would generally increase our depletion rate and, thus, our depletion expense. Decreases in our proved reserves may also increase the likelihood of recognizing a full cost ceiling write-down.

Although the uncertainty of future prices impact the ability to predict future full cost ceiling write-downs, we do currently expect to recognize such full cost write-downs in the first half of 2015. This expectation is based on the lower prices for the last half of 2014 and the short-term pricing outlook. Although we can predict with relative certainty we will recognize full cost ceiling write-downs in 2015, we are not able to reasonably estimate the amounts. However, the amounts may be material to our net earnings but will have no impact on our cash flow or liquidity.

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

Estimating the future asset retirement liability requires us to make estimates and judgments regarding timing, existence of a liability, as well as what constitutes adequate restoration. We use the present value of estimated cash flows related to our asset retirement obligations to determine the fair value. Present value calculations inherently incorporate numerous assumptions and judgments. These include the ultimate retirement and restoration costs, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing asset retirement liability, a corresponding adjustment will be made to the carrying cost of the related asset. There were no significant revisions for the years ended December 31, 2013 and 2014.

We have not recorded any asset retirement obligations relating to our gathering systems at December 31, 2013 and 2014 because we do not have any legal or constructive obligations relative to asset retirements of the gathering systems (see discussion in Note 9—Asset Retirement Obligations to the consolidated financial statements included in this Annual Report on Form 10-K).

Derivative Instruments

Due to the historical volatility of oil and gas prices, we have implemented a hedging strategy aimed at reducing the variability of prices we receive for our production. Currently, we may use collars, fixed-price swaps and fixed price sales contracts as our mechanism for hedging commodity prices. Our current derivative instruments are not accounted for as hedges for accounting purposes in accordance with FASB ASC 815 Derivatives and Hedging. As a result, we account for our derivative instruments on a mark-to-market basis, and changes in the fair value of derivative instruments are recognized as gains and losses which are included in other income and expense in the period of change. While we believe that the stabilization of prices and production afforded us by providing a revenue floor for our production is beneficial, this strategy may result in lower revenues than we would have if we were not a party to derivative instruments in times of rising natural gas prices. For the year ended December 31, 2014, we recognized a total gain on derivative financial instruments in the amount of $16.3 million, consisting of a $3.9 million realized loss and a $20.3 million unrealized gain. We currently estimate the fair value of our commodity swaps with a discounted cash flow model utilizing, when possible, published forward commodity price curves and credit adjusted discount rates.

Income Taxes

We record our income taxes using an asset and liability approach in accordance with the provisions of FASB ASC 740 Income Taxes. We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences (primarily property and equipment and the net operating loss carry forward) between the book carrying amounts and the tax bases of assets and liabilities using enacted tax rates at the end of the period. Under FASB ASC 740, the effect of a change in tax rates of deferred tax assets and liabilities is recognized in the year of the enacted change. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2013 and 2014, a full valuation allowance was recorded against our deferred tax assets.

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

Recent Accounting Pronouncements Not Yet Adopted

Recent accounting pronouncements relevant to us are discussed within Note 2 in Part II, Item 8. of this Annual Report on Form 10-K. There have been no recent accounting pronouncements that have had a material impact on our consolidated financial statements in the current year. There are two new accounting standards we will be required to adopt in the future that will have a impact on our consolidated financial statements, Accounting Standards Update “ASU” No. 2014-09, Revenue from Contracts with Customers and ASU No. 2014-15 Financial Presentation – Going concern, both updates are effective on January 1, 2017.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The discussion in this section provides information about the financial instruments we use to manage commodity price and interest rate volatility. All contracts are financial contracts, which are settled in cash and do not require the actual delivery of a commodity quantity to satisfy settlement.

Commodity Price Risk

Our most significant market risk relates to the prices we receive for our oil and natural gas production. For example, NYMEX-WTI oil prices during 2014 ranged from a high of $107.26 per barrel to a low of $53.27 per barrel. Meanwhile, NYMEX natural gas futures prices during 2014 ranged from a high of $6.15 per MMBtu to a low of $2.89 per MMBtu. In light of the historical volatility of these commodities, we periodically have entered into, and expect in the future to enter into, derivative arrangements aimed at reducing the variability of the prices we receive for our production.

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

Gains and losses associated with derivative financial instruments related to gas and oil production were as follows for the years indicated.

	2012	2013	2014
	(in thousands)
Realized gain (loss)	$73,162	$(2,271)	$(3,944)
Unrealized gain (loss)	(66,708)	1,672	20,340
Total gain (loss) from derivative financial instruments	$6,454	$(599)	$16,396

The following table summarizes the estimated volumes, fixed prices and fair value attributable to all oil and natural gas derivative contracts at December 31, 2014.

	Year Ending December 31,
	2015	2016	Total
	($ in thousands, except per unit data)
Natural Gas Swaps
Contract volumes (MMBtu)	8,983,560	7,814,028	16,797,588
Weighted-average fixed price per MMBtu	$4.01	$4.01	$4.01
Fair value, net	$8,778	$4,218	$12,996
Crude Oil Swaps
Contract volumes (Bbl)	71,568	65,568	137,136
Weighted-average fixed price per Bbl	$92.73	$90.33	$91.58
Fair value, net	$2,566	$1,751	$4,317
Total fair value, net	$11,344	$5,969	$17,313

Interest Rate Risk

Although none are currently outstanding, from time to time we may enter into interest rate derivatives to mitigate our exposure to fluctuations in interest rates on variable-rate debt. At December 31, 2014, we had outstanding $83.0  million of variable-rate debt. A 1% increase in our interest rates would increase gross interest expense approximately $830,000 per year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see the accompanying consolidated financial statements and related notes thereto beginning on page F-1.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

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

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our principal executive officer (who also currently serves as our principal financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, such officer concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective due to the material weakness described in "Management's Report on Internal Control Over Financial Reporting."

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of these limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Based on the evaluation performed, we concluded that our internal control over financial reporting as of December 31, 2014, was not effective based on the material weakness described in the paragraph below.

Management has concluded that, as of December 31, 2014, our controls over the accounting for non-routine transactions of a complex nature did not operate effectively. Specifically, during the operation of controls designed to properly account for non-routine, complex transactions, we failed to timely detect the misinterpretation of generally accepted accounting principles surrounding the classification of mandatorily redeemable preferred stock. Accordingly, we did not appropriately classify such financial instrument in our consolidated balance sheet from its issuance in September 2010 through September 2014. This control deficiency resulted in a material understatement of our long-term liabilities and interest expense in our consolidated financial statements and related consolidated financial information for such periods. Accordingly, management has determined that this control deficiency constitutes a material weakness in our internal controls over financial reporting.

This error was subsequently identified and corrected with restated consolidated financial statements and related consolidated financial information in this Annual Report on Form 10-K, including (i) audited restated consolidated financial statements as of December 31, 2013 and for the years ended December 31, 2012 and 2013, (ii) unaudited restated condensed financial information for each of the quarterly periods in the year ended December 31, 2013, and for the quarterly periods ended March 31, 2014, June 30, 2014 and September 30, 2014, (iii) restated selected financial data as of December 31, 2010, 2011 and 2012 and for the years ended December 31, 2010 and 2011; (iv) footnotes reconciling previously filed annual and quarterly financial information to the restated financial information and (v) MD&A based on the restated annual financial statements specified in (i).

Remedial Actions

We have developed certain remediation steps to address the material weakness discussed above and to improve our internal control over financial reporting. We and our Board of Directors take the controls and integrity of our financial statements seriously and believe that the remediation steps described below are essential to addressing the material weakness and maintaining a strong internal control environment:

"

We have developed and implemented enhanced review and analytical procedures to evaluate the accuracy of all non-routine and complex transactions, including but not limited to mandatorily redeemable preferred stock transactions;

"	We have reassessed the accounting treatment of each of our historical mandatorily redeemable preferred stock transactions;
"

We have enhanced procedures to help ensure that the proper accounting for all non-routine and complex transactions is researched, detailed in memoranda and reviewed by senior financial management on a timely basis prior to recording; and

"

We will continue evaluation and enhancement of internal technical accounting capabilities, augmented by the use of third-party advisors and consultants to assist with areas requiring specialized technical accounting expertise and reviewed by management.

We believe the foregoing efforts, once fully implemented, will remediate the material weakness identified above and will enhance the overall effectiveness of our internal control over financial reporting, as well as our disclosure controls and procedures. Upon completion of our testing of the design and operating effectiveness of these newly implemented control procedures, management believes it will remediate such material weakness in 2015. Management remains committed to the rigorous enforcement of an effective control environment.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed in the “Remedial Actions” section above, during the first quarter of 2015, we have begun implementing new controls designed to remediate the material weakness described above.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

PostRock Energy Corporation

Oklahoma City, OK

We have audited the accompanying consolidated balance sheet of PostRock Energy Corporation and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Houston, Texas

March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of PostRock Energy Corporation:

We have audited the accompanying consolidated balance sheet of PostRock Energy Corporation and subsidiaries (the “Company”) as of December 31, 2013 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As disclosed in Note 20 to the consolidated financial statements, the 2013 and 2012 financial statements have been restated.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

St. Louis,  Missouri

March 27, 2014, except for the effect of the restatement discussed in Note 20, as to which the date is March 31, 2015

POSTROCK ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013
	(Restated)	2014
	(in thousands, except
	share and per share data)
ASSETS
Current assets
Cash and equivalents	$37	$46
Accounts receivable—trade, net	7,722	9,080
Other receivables	194	515
Inventory	886	1,042
Other	820	1,031
Derivative financial instruments	54	11,151
Total	9,713	22,865
Oil and natural gas properties, full cost method of accounting, net	141,911	153,240
Other property and equipment, net	14,180	11,829
Investment, net	14,588	—
Derivative financial instruments	652	6,162
Other, net	2,038	1,579
Total assets	$183,082	$195,675
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$7,406	$9,278
Revenue payable	4,397	4,051
Accrued expenses and other	4,055	3,283
Derivative financial instruments	1,937	—
Total	17,795	16,612
Derivative financial instruments	1,796	—
Long-term debt	92,000	83,000
Mandatorily redeemable preferred stock, $0.01 par value; 7,250 and 5,075 shares issued and outstanding at December 31, 2013 and 2014, respectively	83,994	63,954
Asset retirement obligations	13,099	13,884
Other	75	1
Total liabilities	208,759	177,451
Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock, $0.01 par value; 5,000,000 authorized shares; 11,352 and 23,098 shares of Series B Voting Preferred Stock issued and outstanding at December 31, 2013 and 2014, respectively	—	—
Common stock, $0.01 par value; 100,000,000 authorized shares; issued—2,991,595 and 6,523,811; outstanding—2,955,627 and 6,336,728 at December 31, 2013 and 2014, respectively	30	65
Additional paid-in capital	439,114	481,050
Treasury stock, at cost	(512)	(2,432)
Accumulated deficit	(464,309)	(460,459)
Total stockholders’ equity (deficit)	(25,677)	18,224
Total liabilities and stockholders’ equity (deficit)	$183,082	$195,675

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2013
	(Restated)	(Restated)	2014
	(in thousands, except per share data)
Revenues
Natural gas sales	$43,911	$51,489	$56,273
Crude oil sales	8,640	18,200	24,532
Gathering	2,444	2,611	2,700
Total	54,995	72,300	83,505
Costs and expenses
Production	42,213	40,085	40,885
General and administrative	14,810	15,990	13,889
Depreciation, depletion and amortization	27,669	27,369	28,895
Impairment of oil and gas properties	5,919	—	—
(Gain) loss on disposal of assets	295	(194)	(144)
Acquisition costs	—	348	47
Total	90,906	83,598	83,572
Operating loss	(35,911)	(11,298)	(67)
Other income (expense)
Gain (loss) from derivative financial instruments	6,454	(599)	16,396
Gain (loss) on investment	(5,174)	6,768	7,214
Gain on forgiveness of debt	255	—	—
Other income (expense), net	111	12	(17)
Interest expense, net	(21,773)	(18,069)	(19,664)
Total	(20,127)	(11,888)	3,929
Income (loss) from continuing operations before income taxes	(56,038)	(23,186)	3,862
Income taxes	—	180	12
Income (loss) from continuing operations	(56,038)	(23,366)	3,850
Loss from discontinued operations	(2,855)	—	—
Net income (loss)	$(58,893)	$(23,366)	$3,850
Net income (loss) per common share
Basic income (loss) per share—continuing operations	$(41.20)	$(9.32)	$0.98
Basic income (loss) per share—discontinued operations	(2.10)	—	—
Basic income (loss) per share	$(43.30)	$(9.32)	$0.98
Diluted income (loss) per share—continuing operations	$(41.20)	$(9.32)	$0.98
Diluted income (loss) per share—discontinued operations	(2.10)	—	—
Diluted income (loss) per share	$(43.30)	$(9.32)	$0.98
Weighted average common shares outstanding
Basic	1,360	2,507	3,916
Diluted	1,360	2,507	3,948

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2013
	(Restated)	(Restated)	2014
	(in thousands)
Cash flows from operating activities
Net income (loss)	$(58,893)	$(23,366)	$3,850
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation, depletion and amortization	30,206	27,369	28,895
Impairment of oil and gas properties	5,919	—	—
Share-based and other compensation	2,224	4,268	3,158
Amortization of deferred loan costs	2,820	461	524
Change in fair value of derivative financial instruments	67,186	(1,672)	(20,340)
Loss (gain) on disposal of assets	5,735	(194)	(144)
Gain on forgiveness of debt	(255)	—	—
Loss (gain) from investment	5,174	(6,768)	(7,214)
Non-cash interest expense	11,321	14,827	16,106
Other non-cash changes to items affecting net loss	409	—	—
Changes in operating assets and liabilities
Receivables	1,519	(529)	(1,679)
Payables	(9,248)	(3,606)	(2,946)
Other	5,002	453	(577)
Net cash flows from operating activities	69,119	11,243	19,633
Cash flows from investing activities
Restricted cash	(1,500)	1,500	—
Proceeds from sale of equity securities	—	—	21,802
Expenditures for equipment, development, leasehold and pipeline	(16,759)	(52,283)	(32,973)
Proceeds from sale of discontinued pipeline	53,397	—	—
Proceeds from sale of assets	496	1,111	649
Net cash flows from (used in) investing activities	35,634	(49,672)	(10,522)
Cash flows from financing activities
Proceeds from debt	57,500	98,500	63,000
Repayments of debt	(193,000)	(64,000)	(72,000)
Debt and equity financing costs	(2,301)	(635)	(102)
Proceeds from issuance of common stock	20,724	4,076	—
Proceeds from issuance of preferred stock and warrants	12,500	—	—
Net cash flows from (used in) financing activities	(104,577)	37,941	(9,102)
Net increase (decrease) in cash and cash equivalents	176	(488)	9
Cash and equivalents beginning of period	349	525	37
Cash and equivalents end of period	$525	$37	$46

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

		Preferred	Common	Common	Additional	Shares of			Total
	Preferred	Stock	Shares	Stock	Paid-in	Treasury	Treasury	Accumulated	(Deficit)
	Shares	Par Value	Issued	Par Value	Capital	Stock	Stock	Deficit	Equity
	($ in thousands, except share amounts)
Balance, December 31, 2011 (Restated)	21,566	$—	993,534	$10	$389,850	—	$—	$(382,050)	$7,810
Stock-based compensation	—	—	—	—	2,223	—	—	—	2,223
Restricted stock grants, net	—	—	108,510	1	—	—	—	—	1
Issuance of Series B preferred stock	4,944	—	—	—	1	—	—	—	1
Issuance of warrants	—	—	—	—	7,405	—	—	—	7,405
Issuance of common stock, net	—	—	1,028,072	10	20,435	—	—	—	20,445
Net loss	—	—	—	—	—	—	—	(58,893)	(58,893)
Balance, December 31, 2012 (Restated)	26,510	$—	2,130,116	$21	$419,914	—	$—	$(440,943)	$(21,008)
Stock-based compensation	—	—	—	—	3,209	—	—	—	3,209
Restricted stock grants, net	—	—	(39,376)	—	—	3,517	(39)	—	(39)
Funding of 401K and deferred comp. plans	—	—	64,953	1	1,403	32,452	(473)	—	931
Warrant exchange (see Note 12)	(22,242)	—	112,398	1	(2)	—	—	—	(1)
Issuance of Series B preferred stock	7,084	—	—	—	1	—	—	—	1
Issuance of warrants	—	—	—	—	3,984	—	—	—	3,984
Issuance of common stock, net	—	—	723,504	7	10,605	—	—	—	10,612
Net loss	—	—	—	—	—	—	—	(23,366)	(23,366)
Balance, December 31, 2013 (Restated)	11,352	$—	2,991,595	$30	$439,114	35,969	$(512)	$(464,309)	$(25,677)
Stock-based compensation	—	—	—	—	922	—	—	—	922
Restricted stock grants, net	—	—	34,436	—	—	9,733	(121)	—	(121)
Funding of 401K and deferred comp. plans	—	—	213,821	2	4,033	141,381	(1,799)	—	2,236
Preferred exchange (see Note 12)	—	—	3,211,378	32	32,000	—	—	—	32,032
Issuance of Series B preferred stock	11,746	—	—	—	—	—	—	—	—
Issuance of warrants	—	—	—	—	4,089	—	—	—	4,089
Issuance of common stock, net	—	—	72,581	1	892	—	—	—	893
Net income	—	—	—	—	—	—	—	3,850	3,850
Balance, December 31, 2014	23,098	$—	6,523,811	$65	$481,050	187,083	$(2,432)	$(460,459)	$18,224

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business Organization

PostRock Energy Corporation (“PostRock”) is an independent oil and gas company engaged in the acquisition, exploration, development, production and gathering of crude oil and natural gas. It manages its business in one segment, oil and gas production. Its primary production activity is focused in the Cherokee Basin, a 15-county region in southeastern Kansas and northeastern Oklahoma, and central Oklahoma. It also has minor oil and gas producing properties in the Appalachian Basin. Unless the context requires otherwise, any reference to “the Company”, “we”, “us”, and “our” is to PostRock and subsidiaries.

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

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash balances are maintained at a few financial institutions that are insured by the Federal Deposit Insurance Corporation although such balances at times are in excess of the insured amount; however, no losses have been recognized as a result of this circumstance. During 2011, the Company began utilizing a controlled disbursement cash account which is funded when outstanding checks and electronic payments are presented for payment and an overdraft is the normal book balance. The Company’s policy has been to fund these outstanding checks and electronic payments as they clear through the banking system with customer receipts and borrowings under its Borrowing Base Credit Facility (as defined below). The Company accounts for such book overdrafts by reporting them in accounts and revenue payable in its consolidated balance sheets and including the change in such amounts in cash flows from operating activities in its consolidated statements of cash flows. Outstanding checks and electronic payments included in accounts and revenue payable at December 31, 2013 and 2014, amounted to $4.5 million and $2.0 million, respectively.

Accounts Receivable—The Company conducts the majority of its operations in Kansas and Oklahoma and operates exclusively in the oil and gas industry. Receivables are generally unsecured; however, the Company has not experienced any significant losses to date. Receivables are recorded at the estimate of amounts due based upon the terms of the related agreements. Management periodically assesses the accounts receivable and establishes an allowance for estimated uncollectible amounts. Accounts estimated to be uncollectible are charged to operations in the period the reserve is established. The allowance for doubtful accounts was approximately $194,000 at December 31, 2013 and 2014.

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

Under the full cost accounting rules, total capitalized costs are limited to a ceiling equal to the present value of future net revenues, discounted at 10% per annum less income tax effects (the “ceiling limitation”). The Company performs a quarterly ceiling test to evaluate whether the net book value of its full cost pool exceeds the ceiling limitation. If capitalized costs (net of accumulated depreciation, depletion, and amortization) less related deferred taxes are greater than the discounted future net revenues or ceiling limitation, a write-down or impairment of the full cost pool is required. A write-down of the carrying value of the full cost pool is a non-cash charge that reduces earnings and impacts stockholders’ (deficit) equity in the period of occurrence and typically results in lower depreciation, depletion, and amortization expense in future periods. Once incurred, a write-down is not reversible at a later date. The risk that the Company will be required to write down the carrying value of its oil and gas properties increases when oil and gas prices are depressed. This is partially mitigated by the use of an unweighted arithmetic average of first day of the month price for trailing twelve-month market prices to determine the ceiling. In addition, a write-down may occur if estimates of proved reserves are substantially reduced or estimates of future development costs increase significantly.

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

Capitalized General and Administrative Expenses—Under the full cost method of accounting, a portion of general and administrative expenses that are directly attributable to acquisition, exploration, and development activities are capitalized to the full cost pool. The capitalized costs include salaries, related fringe benefits, cost of consulting services and other costs directly associated with those activities. In addition to costs related to acquisition, exploration, and development activities, the Company has also capitalized certain software costs. The Company’s capitalized general and administrative costs, including software costs, were $904,000, $1.3 million and $960,000 for the years ended December 31, 2012, 2013 and 2014, respectively.

Capitalized Interest Costs—The Company capitalizes interest based on the cost of major development projects. Capitalized interest was $11,000 for the year ended December 31, 2012 and nil for the years ended December 31, 2013 and 2014.

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

Investment—The Company elected to measure its investment in Constellation Energy Partners LLC, now named Sanchez Production Partners LLC (“SPP”), at fair value with changes in fair value included in the consolidated statements of operations. If the Company had not elected the fair value method, the investment would have previously qualified for the equity method of accounting, under which the Company’s proportionate share of the investee’s income would have been reported in the consolidated statements of operations.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset Retirement Obligations—Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 410, Asset Retirement and Environmental Obligations (ASC 410) requires that the fair value of an asset retirement cost and the corresponding liability should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company records asset retirement obligations to reflect the Company’s legal obligations related to future plugging and abandonment of its natural gas and oil wells. Asset retirement obligations associated with the retirement of a tangible long-lived asset are recognized as a liability in the period incurred or when it becomes determinable that there is a legal or contractual obligation to dismantle or dispose of the asset and reclaim or remediate any related property at the end of its useful life, with an associated increase in the carrying amount of the related long-lived asset. The cost of the tangible asset, including the asset retirement cost, is depreciated over the useful life of the asset. The asset retirement obligation is recorded at its estimated fair value, measured by reference to the expected future cash outflows required to satisfy the retirement obligation discounted at the Company’s credit-adjusted risk-free interest rate. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value and is recorded within “Depreciation, depletion, and amortization” on the Statement of Operations. If the estimated future cost of the asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the long-lived asset. Revisions to estimated asset retirement obligations can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment. The Company has not recorded an asset retirement obligation relating to its gathering system because it does not have any legal or constructive obligations relative to asset retirements of the gathering system.

Derivative Instruments—The Company utilizes derivative instruments in conjunction with marketing and trading activities to manage price risk attributable to its forecasted sales of oil and gas production.

The Company does not designate its oil and natural gas derivative contracts as hedges under ASC 815 Derivatives and Hedging although it believes that such contracts are effective hedges of its commodity price exposure. These contracts are accounted for using the mark-to-market accounting method. Using this method, the contracts are carried at their fair value on the Company’s consolidated balance sheets under the caption “Derivative financial instruments.” Changes in the fair value of these derivative financial instruments are recorded in earnings. The Company recognizes all unrealized and realized gains and losses related to these contracts on its consolidated statements of operations under the caption “Gain (loss) from derivative instruments” which is a component of “Other income (expense)”.

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

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred compensation plan—The Company’s deferred compensation plan permits selected employees and members of its board of directors to defer part or all of their eligible compensation. The Company accounts for this deferred compensation in accordance with FASB ASC 710 Compensation – General. The Company issues common stock into a rabbi trust created to hold the assets associated with the plan. A participant’s deferred compensation is credited with earnings, gains and losses based on the Company’s common stock, the only investment option currently available under the plan. The Company may also make discretionary employer credits in an amount it determines each plan year. Distributions to participants will be made in shares of the Company’s common stock. Company shares held in the rabbi trust are recorded as treasury stock in the consolidated balance sheets. Since the deferred compensation arrangement currently does not permit diversification and only allows for settlement by delivery of Company common stock, the obligation is recorded as a component of paid-in-capital and changes in the fair value of the obligation are not recognized.

Income Taxes—The Company records its income taxes using an asset and liability approach in accordance with the provisions of the FASB ASC 740 Income Taxes. This results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences (primarily property and equipment and the net operating loss carry forward) between the book carrying amounts and the tax bases of assets and liabilities using enacted tax rates at the end of the period. Under FASB ASC 740, the effect of a change in tax rates of deferred tax assets and liabilities is recognized in the year of the enacted change. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2013 and 2014, a full valuation allowance was recorded against the Company’s net deferred tax assets.

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

Reverse Stock Split—All common stock, options, warrants, shares and per share amounts with respect to PostRock stock, excluding Series A Preferred Stock, have been retroactively adjusted in the accompanying consolidated financial statements and related notes to reflect the 1-for-10 reverse stock split, effective January 2, 2015.

Reclassifications—Certain reclassifications have been made to the prior periods’ financial statements to conform to the current period’s presentation. These reclassifications had no effect on the financial position, results of operations or cash flows of the Company.

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

Concentrations of Credit Risk—Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. Risk with respect to receivables at December 31, 2013 and 2014, arise substantially from the sales of oil and gas. The following table discloses the percentage of consolidated revenues from our major customers:

	Year Ended December 31,
	2013	2014
British Petroleum Energy Company	56%	64%
ONEOK Energy and Marketing and Trading Company	11%	—%
Sunoco	11%	21%

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The update provides guidance concerning the recognition and measurement of revenue from contracts with customers. Its objective is to increase the usefulness of information in the financial statements regarding the nature, timing and uncertainty of revenues. The update is effective for PostRock beginning on January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. PostRock has not yet selected a transition method and is evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

In August 2014, the Financial Accounting Standards Board issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Topic 205). The update provides guidance on management’s responsibility in evaluating whether there is a substantial doubt about a company’s ability to continue as a going concern. Its objective is to define management’s responsibility to evaluate going concern and to provide related footnote disclosures. The update is effective for PostRock beginning on January 1, 2017. PostRock has not yet determined whether early application of this accounting standard will be adopted.

Note 3—Acquisitions and Divestitures

Acquisitions

During January 2014, the Company acquired additional interests in the assets purchased in Pottawatomie, Cleveland, and McClain Counties in central Oklahoma in November 2013, discussed below. The total purchase price of the acquired interests after closing adjustments was approximately $1.7 million which was paid in cash of approximately $800,000 and 72,581 shares of the Company’s common stock.

During May 2013, we acquired leasehold interests in 4,300 acres located in Lincoln and Payne Counties in Oklahoma. The total purchase price of the acquired interests was $1.9 million which was paid in cash of $1.7 million and 12,661 shares of the Company’s common stock.

During November 2013, we acquired a 50% working interest in 110 operated acres and three producing wells in Seminole County, Oklahoma, for $750,000 in cash.

During November 2013, the Company closed on an acquisition of oil and natural gas assets located in Pottawatomie, Cleveland and McClain Counties in central Oklahoma. The acquisition included approximately 22,000 net acres of leasehold mineral interests, including certain producing oil and gas properties and related wells. The total purchase price of the acquired assets was approximately $10.0 million and was paid in cash and 451,613 shares of the Company’s common stock. The Company estimated the fair value of the assets and liabilities acquired as of the acquisition date. The following table discloses the fair value of consideration transferred to the sellers as well as the purchase price allocation of the assets and liabilities assumed:

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

To estimate the fair values of the properties as of the acquisition date, the Company utilized a discounted cash flow model that took into account the following inputs to arrive at estimates of future net cash flows: (i) estimated ultimate recovery of crude oil and natural gas as prepared by a third party reservoir engineering consultant; (ii) estimated future commodity prices based on NYMEX crude oil and gas futures prices as of the acquisition date and adjusted for estimated location and quality differentials; (iii) estimated future production rates; and (iv) estimated timing and amounts of future operating and development costs. To estimate the fair value of proved properties, the Company discounted the future net cash flows using a market-based rate that the Company determined appropriate at the acquisition date for the various proved reserve categories. The valuation of the assets and liabilities received is a Level 3 valuation under the fair value hierarchy. The Company has not presented pro forma information for the acquired businesses because the revenues and expenses from the acquired properties were not material to the results of operations of the Company.

Divestitures

During June 2014, the Company entered into a joint venture (“JV”) agreement with Silver Creek Oil and Gas, LLC (“Silver Creek”) covering approximately 17,900 gross unproved acres in Cleveland and Pottawatomie Counties in central Oklahoma. The JV included an acre for acre swap of approximately 3,800 total net acres. After the swap, the ownership split in the development area is 30% PostRock and 70% Silver Creek, with Silver Creek serving as the operator. The Company also sold approximately 1,150 net acres to Silver Creek for $466,000 in cash.

KPC Sale—In September 2012, the Company sold PostRock KPC Pipeline, LLC (“KPC”) subsidiary to MV Pipelines, LLC (“MV”) for $53.4 million in cash after a working capital adjustment. Details of the transaction are discussed further in Note 16 — Discontinued Operations.

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

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Other Balance Sheet Items

The following describes the components of the following consolidated balance sheet items at December 31, 2013 and 2014:

	December 31,
	2013	2014
	(in thousands)
Other current assets
Prepaid fees and deposits	$820	$975
Other	—	56
Total	$820	$1,031
Other noncurrent assets, net
Deferred financing costs	$1,547	$1,126
Noncurrent deposits and other	491	453
Total	$2,038	$1,579
Accrued expenses and other
Interest	$39	$26
Employee-related costs and benefits	1,062	1,870
Non-income related taxes	72	40
Fees for services	1,127	316
Asset retirement obligations	129	134
Current income taxes	80	—
Other	1,546	897
Total	$4,055	$3,283
Other noncurrent liabilities
Lease termination costs	$75	$—
Other	—	1
Total	$75	$1

Deferred Financing Costs—The Company’s expense related to amortizing or writing off deferred financing costs was $2.8 million, $461,000 and $524,000 for the years ended December 31, 2012, 2013 and 2014, respectively. These costs are included in interest expense. Included in the amounts above was a $1.2 million write-off of unamortized debt issuance costs for the year ended December 31, 2012, made in connection with the refinancing of the Company’s credit facility that year.

Note 5—Property

Oil and gas properties, and other property and equipment were comprised of the following at December 31, 2013 and 2014:

	December 31,
	2013	2014
	(in thousands)
Oil and gas properties under the full cost method of accounting
Properties being amortized	$405,895	$440,333
Properties not being amortized	4,862	6,150
Total oil and gas properties, at cost	410,757	446,483
Less accumulated depletion, depreciation and amortization	(268,846)	(293,243)
Oil and gas properties, net	$141,911	$153,240
Other property and equipment at cost	$30,019	$30,629
Less accumulated depreciation	(15,839)	(18,800)
Other property and equipment, net	$14,180	$11,829

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation on other property and equipment is computed on the straight-line basis over the following estimated useful lives:

Buildings	25 years
Machinery and equipment	10 years
Software and computer equipment	3 years
Furniture and fixtures	10 years
Vehicles	5 years

For the years ended December 31, 2012, 2013 and 2014, depletion, depreciation and amortization expense on oil and gas properties amounted to $23.3 million, $23.3 million and $24.3 million, respectively. For the years ended December 31, 2012, 2013 and 2014, depreciation expense on other property and equipment amounted to $3.6 million, $3.2 million and $3.6 million, respectively. Depreciation and amortization expense on the Company’s interstate pipeline, sold in September 2012, is disclosed in Note 16.

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

The Company does not designate its derivative financial instruments as hedging instruments for financial accounting purposes and, as a result, it recognizes the change in the respective instruments’ fair value currently in earnings. The tables below outline the classification of derivative financial instruments on the consolidated balance sheet:

		December 31,
		2013	2014
Derivative Financial Instruments	Balance Sheet Location	(in thousands)
Commodity contracts	Current derivative financial instrument asset	$54	$11,151
Commodity contracts	Long-term derivative financial instrument asset	652	6,162
Commodity contracts	Current derivative financial instrument liability	(1,937)	—
Commodity contracts	Long-term derivative financial instrument liability	(1,796)	—
		$(3,027)	$17,313

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gains and losses associated with derivative financial instruments related to oil and gas production were as follows for the periods indicated:

	Year Ended December 31,
	2012	2013	2014
	(in thousands)
Realized gains (losses)(1)	$73,162	$(2,271)	$(3,944)
Unrealized gains (losses)	(66,708)	1,672	20,340
Total gain (loss) from derivative financial instruments	$6,454	$(599)	$16,396

___________

(1)2012 includes $30.2 million received from exiting above market natural gas swap contracts originally scheduled for delivery in 2013.

The following table summarizes the estimated volumes, fixed prices and fair values attributable to all of the Company’s oil and gas derivative contracts at December 31, 2014.

	Year Ending December 31,
	2015	2016	Total
	($ in thousands, except per unit data)
Natural Gas Swaps
Contract volumes (MMBtu)	8,983,560	7,814,028	16,797,588
Weighted-average fixed price per MMBtu	$4.01	$4.01	$4.01
Fair value, net	$8,778	$4,218	$12,996
Crude Oil Swaps
Contract volumes (Bbl)	71,568	65,568	137,136
Weighted-average fixed price per Bbl	$92.73	$90.33	$91.58
Fair value, net	$2,566	$1,751	$4,317
Total fair value, net	$11,344	$5,969	$17,313

The following table summarizes the estimated volumes, fixed prices and fair values attributable to all of the Company’s oil and gas derivative contracts at December 31, 2013:

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

	December 31,
	2013	2014
	(in thousands)
Derivative Assets
Gross amounts of recognized assets	$706	$17,313
Gross amounts offset in the balance sheet	—	—
Net amounts of assets presented in the balance sheet	706	17,313
Gross amounts not offset in the balance sheet	(706)	—
Net amount	$—	$17,313

Derivative Liabilities
Gross amounts of recognized liabilities	$3,733	$—
Gross amounts offset in the balance sheet	—	—
Net amounts of liabilities presented in the balance sheet	3,733	—
Gross amounts not offset in the balance sheet	(706)	—
Net amount	$3,027	$—

Note 7—Financial Instruments

The Company’s financial instruments include commodity derivatives, debt, cash, receivables, payables, redeemable preferred stock and equity securities. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of those instruments.

The Company classifies assets and liabilities within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement of each individual asset and liability taken as a whole. The Company did not own any Level 3 assets or liabilities during 2013 or 2014 and there were no movements between Levels 1 and 2 for the respective time periods.

Assets and Liabilities Measured at Fair Value on a Recurring Basis—The following table sets forth, by level within the fair value hierarchy, our assets and liabilities that were measured at fair value on a recurring basis at December 31, 2013 and 2014:

				Total Net Fair
	Level 1	Level 2	Level 3	Value
	(in thousands)
At December 31, 2013
Investment, gross	$14,205	$383	$—	$14,588
Derivative financial instruments—assets	—	706	—	706
Derivative financial instruments—liabilities	—	(3,733)	—	(3,733)
Total	$14,205	$(2,644)	$—	$11,561
At December 31, 2014
Investment, gross	$315	$—	$—	$315
Derivative financial instruments—assets	—	17,313	—	17,313
Derivative financial instruments—liabilities	—	—	—	—
Total	$315	$17,313	$—	$17,628

Commodity Derivative Instruments—The Company’s oil and gas derivative instruments may consist of variable to fixed price swaps, collars and basis swaps. When possible, the Company estimates the fair values of these instruments based on published forward commodity price curves as of the date of the estimate. The discount rate used in the discounted cash flow projections is based on published LIBOR rates adjusted for counterparty credit risk. Counterparty credit risk is incorporated into derivative assets while the Company’s own credit risk is incorporated into derivative liabilities. Both are based on current published credit default swap rates.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment—The Company continues to hold an investment in SPP that was purchased in 2011 (see Note 8—Investment). At December 31, 2014, the investment included 224,850 Class B units. Fair value for the Class B units, which are publicly traded, is based on market price and classified as a Level 1 measurement under the fair value hierarchy. At December 31, 2014, the market price of a Class B unit was $1.40. At December 31, 2013, the Company held 484,505 Class A units, which were classified as a Level 2 measurement. Fair value for the Class A units was based on the market price of the publicly traded Class B units and a liquidity discount, as the Class A units were not publicly traded. All Class A units were disposed of in the first quarter of 2014.

Additional Fair Value Disclosures—The Company has 5,075 outstanding shares of Series A Cumulative Redeemable Preferred Stock (see Note 12—Redeemable Preferred Stock). At December 31, 2014, the obligation to redeem the preferred shares is reflected as debt (“Mandatorily redeemable preferred stock”) in the balance sheet (see Note 12—Redeemable Preferred Stock). The fair value and the carrying value of these securities at December 31, 2013, were $102.8 million and $84.0 million, respectively. The fair value and the carrying value of these securities at December 31, 2014, were $79.8 million and $64.0 million, respectively. The fair value was determined by discounting the cash flows over the remaining life of the securities utilizing a LIBOR interest rate and a risk premium of approximately 12.9% and 10.0% at December 31, 2013 and 2014, respectively, which was based on companies with similar leverage ratios to PostRock. The Company has classified the valuation of these securities under Level 2 of the fair value hierarchy.

The Company’s long term debt consists entirely of floating-rate facilities. The carrying amount of floating-rate debt approximates fair value because the interest rates paid on such debt are generally set for periods of six months or shorter.

Note 8—Investment

The Company elected the fair value option to account for its interest in SPP. The fair value option was chosen as the Company determined that the market price of SPP’s publicly traded interests provided a more accurate fair value measure of the Company’s investment in SPP. The Company has not elected the fair value option for any of its other assets and liabilities. While the Company did not have the ability to exercise significant influence over SPP after March 31, 2014 (the settlement date of the SPP lawsuit discussed in more detail below), it continued to use the fair value option to account for the investment as that election is irrevocable. See further discussion below on the sale of SPP units.

The following table presents the mark-to-market gains (losses) and realized gains on the Company’s investment (recorded as a component of other income in the consolidated statements of operations):

	Year ended December 31,
	2012	2013	2014
	(in thousands)
Mark to market gains (losses) on equity investment	$(5,174)	$6,768	$1,770
Realized gain	$—	$—	$5,444

The following table presents the Company’s investment in SPP at gross fair value, and the valuation allowance on SPP investment, which includes certain proceeds received from the settlement agreement as described below (presented net in the consolidated balance sheets):

	Year ended December 31,
	2013	2014
	(in thousands)
Investment, at gross fair value	$14,588	$315
Valuation allowance on investment	—	(315)

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents summarized condensed financial information of SPP for the years ended December 31, 2012 and 2013. As of March 31, 2014 the investment no longer qualified as an equity method investment as mentioned above therefore December 31, 2014 condensed financial information is not included.

	Year ended December 31,
	2012	2013
	(in thousands)
Gross revenues	$59,335	$46,381
Gross profit (loss)(1)	(80,964)	(25,589)
Net income (loss) from continuing operations	(9,462)	(25,857)
Net income (loss)	(86,543)	(28,543)

____________

(1)	Equals revenues less operating expenses

On March 31, 2014, PostRock Energy Corporation and its wholly owned subsidiary, Constellation Energy Partners Management, LLC (“CEPM”), entered into a settlement agreement fully resolving all claims associated with the lawsuit filed August 30, 2013, against SPP, SPP’s Chief Executive Officer, members of SPP’s Board of Managers, Sanchez Oil & Gas Corporation and Sanchez Energy Partners I, LP (“SEPI”).

Under the settlement agreement, CEPM was to recover a target amount of $21.6 million (the “Target Amount”). In the initial phase of the settlement, CEPM transferred 484,505 Class A units of SPP, representing 100% of the Class A units owned by CEPM, to SEPI, and received the sum of $817,767 from SEPI and an initial payment in the sum of $6,516,103 from SPP. The $6.5 million was recorded as a valuation allowance related to the SPP investment in accordance with the principles of cost recovery. When the value of the Company’s net investment reached zero resulting from periodic sale of the investment, the Company started realizing gains/losses in net income. In addition, CEPM transferred 414,938 SPP Class B units to SEPI in exchange for $1 million from SEPI. In the first quarter after the Company’s mark-to-market adjustment for the B units, a loss of $78,839 was recorded in the investment valuation allowance.

During 2014, the Company sold 5,054,255 Class B units at a weighted average price of $2.72 per unit. The value of the Company’s investment in SPP reached zero in the fourth quarter; therefore, the Company recorded a realized gain of approximately $5.4 million in 2014.

As of December 15, 2014, the final settlement date, CEPM had recovered approximately $22.1 million of the Target Amount. At such time, per the settlement agreement, CEPM paid SEPI 50% of the surplus over the Target Amount, approximately $240,000, and transferred half of the remaining units held, or 224,850 Class B units, to SEPI. As of December 31, 2014, CEPM owned 224,850 Class B units, which were disposed of in February 2015 for approximately $290,000.

Note 9—Asset Retirement Obligations

The following table reflects the changes to asset retirement obligations for the periods indicated:

	Year Ended December 31,
	2013	2014
	(in thousands)
Asset retirement obligations at beginning of period	$10,868	$13,228
Liabilities incurred	533	146
Liabilities settled	(88)	(282)
Acquisitions	538	—
Accretion	811	926
Revision of estimates	566	—
Asset retirement obligations at end of period	$13,228	$14,018
Current portion of asset retirement obligations	$129	$134
Noncurrent portion of asset retirement obligations at end of period	$13,099	$13,884

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2013, revisions to the Company's asset retirement obligations totaled $566,000. The increase was due to higher estimated cost to plug an oil/gas well, salt water disposal (“SWD”) well, as well as a tank battery remediation costs. During 2014, there were no changes to the Company’s revisions as costs have remained consistent from the prior year.

Note 10—Long-Term Debt

The following is a summary of long-term debt at the dates indicated:

	December 31,
	2013	2014
	(in thousands)
Borrowing Base Facility	$92,000	$83,000
Less current maturities	—	—
Total long-term debt	$92,000	$83,000

Borrowing Base Facility

The Company’s sole credit facility is the Third Amended and Restated Credit Agreement, dated as of December 20, 2012 (the “Borrowing Base Facility”), among PostRock Energy Services Corporation (“PESC”) and PostRock MidContinent Production, LLC (“MidContinent”), as borrowers, Citibank, N.A., as administrative and collateral agent, and the lenders and other loan parties party thereto. The Borrowing Base Facility is a $200 million senior secured revolving facility guaranteed by the Company and its subsidiaries other than Constellation Energy Partners Management, LLC (the “Excluded Subsidiary”). At December 31, 2014, the borrowing base under the Borrowing Base Facility remained at $115.0 million which was the same borrowing base at December 31, 2013. With outstanding borrowings of $83.0 million and letters of credit of $1.4 million, $30.6 million was available for additional borrowings at December 31, 2014.

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

Interest Rate. LIBOR plus 2.50% to 3.25% or, at the borrowers’ option, Base Rate (as defined) plus 1.5% to 2.25%, in each case depending on utilization. The interest rate on outstanding borrowings on December 31, 2014 was 3.04%.

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

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company was in compliance with all of its financial covenants under the Borrowing Base Facility at December 31, 2014.

QER Loan

The QER Loan was a former credit facility collateralized by a first priority lien on all the assets of PostRock Eastern Production, LLC, formerly named Quest Eastern Resource LLC (“QER”). In connection with the restructuring of the Company’s credit facilities in 2010, the Company entered into an asset sale agreement with Royal Bank of Canada (“RBC”) that allowed the Company to sell QER, or its assets and, in the event the proceeds were not adequate to repay the QER Loan in full, the Company agreed to pay a portion of such shortfall in cash, stock or a combination thereof.

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

Deferred Financing Costs

In connection with the closing of the Borrowing Base Facility on December 20, 2012, the Company incurred $1.7 million in financing costs that were capitalized and will be amortized over the four-year life of the facility. In conjunction with the closing of the Borrowing Base Facility, the Company’s prior credit facility was settled and $1.2 million in remaining unamortized deferred financing costs associated with the prior facility were written off.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Income Taxes

The Company did not record any provision or benefit for income taxes for the year ended December 31, 2012. During 2013, the Company recorded a tax expense of $180,000.  The IRS recently completed an examination of the Company’s 2012 income tax return, resulting in no changes to the 2012 federal taxable income. For 2014, the Company has recorded $12,022 of tax expense related to the previous tax year.

A reconciliation of federal income taxes at the statutory federal rates to our actual provision for income taxes is as follows:

	Year Ended December 31,
	2012	2013
	(Restated)	(Restated)	2014
	(in thousands)
Income tax expense (benefit) at statutory rate	$(20,612)	$(8,115)	$1,353
State income tax expense, net of federal	958	19	573
2011 IRS Settlement	—	30	—
Interest expense - preferred stock dividend	3,962	5,189	5,637
Other	1,650	322	(4)
IRC Section 382 limitation	30,491	2,575	2,085
Change in valuation allowance	(16,449)	160	(9,632)
Total tax expense	$—	$180	$12

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence. Based on the negative evidence that existed at each reporting period, the Company recorded a full valuation allowance against its net deferred tax asset at December 31, 2012, 2013, and 2014.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities at December 31, 2013 and 2014 were as follows:

	Year Ended December 31,
	2013	2014
	(in thousands)
Current deferred income tax assets
Unrealized loss for commodity derivative recorded for book, not for tax	$722	$—
Accrued liabilities	1,038	477
Allowance for bad debts	72	72
Other	277	510
Total current deferred income tax assets	2,109	1,059
Noncurrent deferred income tax assets
Unrealized loss for commodity derivative recorded for book, not for tax	669	—
Partnership basis differences	6,287	478
Property and equipment	37,849	33,161
Asset retirement obligations	2,173	2,504
Net operating loss carryforwards	14,943	23,379
Other carryforwards	2,264	2,273
Total noncurrent deferred income tax assets	64,185	61,795
Total deferred income tax assets	66,294	62,854
Current deferred income tax liabilities
Unrealized gain for commodity derivative recorded for book, not for tax	(20)	(4,157)
Total current deferred income tax liabilities	(20)	(4,157)
Noncurrent deferred income tax liabilities
Unrealized gain for commodity derivative recorded for book, not for tax	(420)	(2,474)
Total noncurrent deferred income tax liabilities	(420)	(2,474)
Total deferred income tax liabilities	(440)	(6,631)
Net deferred income tax assets	65,854	56,223
Valuation allowance	(65,854)	(56,223)
Total deferred tax asset (liability)	$—	$—

The Company has net operating loss (“NOL”) carryforwards that are available to reduce future U.S. taxable income. If not utilized, such carryforwards will expire from 2019 through 2034.

The Company’s ability to utilize NOL carryforwards to reduce future federal taxable income and federal income tax of the Company is subject to various limitations under Internal Revenue Code (“IRC”) Section 382. The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the issuance or exercise of rights to acquire stock, the purchase or sale of stock by 5% stockholders, as defined in the Treasury regulations, and the offering of stock of PostRock during any three-year period resulting in an aggregate change of more than 50% in the beneficial ownership of PostRock. The Company experienced ownership changes within the meaning of IRC Section 382 on November 14, 2005, March 5, 2010, and September 21, 2010. The Company has NOL carryforwards of approximately $261 million at December 31, 2014 that are available to reduce future U.S. taxable income in certain circumstances. At December 31, 2014, $228 million of federal NOL carryforwards are subject to the IRC Section 382 limitation and it is anticipated that $211 million of these federal NOL carryforwards will expire unused due to the IRC Section 382 limitation. As a result, only $50 million of federal NOL carryforwards have been recorded as a deferred tax asset. The limitation does not result in a current federal tax liability for the period ended December 31, 2014.

In addition to the restrictions imposed on the Company’s NOL carryforwards under IRC Section 382, the Company also had a net unrealized built-in loss in its assets at the date of the ownership changes. IRC Section 382 generally restricts the Company’s ability to utilize any recognized built-in losses (“RBILs”) which are recognized during the 5-year period following an ownership change. The Company has recognized tax depreciation and depletion and tax losses on the disposition of its built-in loss assets during 2010, 2011, 2012, 2013 and 2014 of approximately $103.6 million. Of this amount, only $4.6 million was allowed to be deducted in the year incurred. The remaining RBILs of $99.0 million are allowed to be carried forward in a manner similar to NOLs, subject to limitation under IRC Section 382. It is anticipated that approximately $94.7 million of these RBIL carryforwards will expire unused due to the IRC Section 382 limitation. As a result, only $4.3 million of RBILs have been recorded as a deferred tax asset.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FASB ASC 740-10 provides guidance for recognizing and measuring uncertain tax positions. Based upon the provision of FASB ASC 740-10, the Company did not record any amounts for uncertain tax benefits upon adoption of the standard and has no amounts recorded for uncertain tax benefits at December 31, 2014. Accordingly, there has been no change in unrecognized tax benefits during the year. The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. Tax year ended December 31, 2013 remains open for examination by the relevant taxing authorities. In addition, the Company’s tax returns for the tax years ended May 31, 2000, through December 31, 2010, can be examined and adjustments made to the amount of net operating losses flowing from those years into an open tax year. However, no assessment of income tax may generally be made for those years on which the statute has closed. The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense.

Note 12—Redeemable Preferred Stock and Warrants

On September 21, 2010, the Company issued to White Deer Energy L.P. and its affiliates (“White Deer”) 6,000 shares of the Company’s Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), 19,047.62 shares of its Series B Voting Preferred Stock (the “Series B Preferred Stock”) and warrants to purchase 1,904,762 shares of the Company’s common stock. The preferred stock and warrants were issued in exchange for $60 million. During 2012, the Company issued additional shares of Series A Preferred Stock and warrants to White Deer in two separate transactions. The first transaction, which closed in August 2012, included 600 shares of Series A Preferred Stock with $6.0 million initial liquidation preference along with warrants to purchase 307,693 shares of common stock at an exercise price of $19.50 a share. These securities were issued for proceeds of $6.0 million. The second transaction, which closed in December 2012, included 650 shares of Series A Preferred Stock with $6.5 million initial liquidation preference along with warrants to purchase 457,746 shares of common stock at an exercise price of $14.20 a share. These securities were issued for proceeds of $6.5 million. The terms of the Series A Preferred Stock and warrants issued in 2012 are substantially the same as those in White Deer’s original September 2010 investment except as discussed below.

The investments discussed above were recognized on the Company’s consolidated balance sheets based on the relative fair values of the Series A Preferred Stock and the warrants allocated to the proceeds. The allocation resulted in an increase to the Company’s long-term liability related to the Series A Preferred Stock and an increase to additional paid in capital related to the warrants issued.

The Series A Preferred Stock is entitled to a cumulative dividend of 12% per year on its liquidation preference, compounded quarterly. The liquidation preference will increase by the amount of dividends paid in kind. Changes in the liquidation value are disclosed in the table below. The Company is not required to pay cash dividends until June 30, 2016. Any dividends prior to that time not paid in cash will accrue as additional liquidation preference. Subsequent to June 30, 2016, dividends are required to be paid in cash, subject to the legal availability of funds for the declaration and payment thereof, and any payment default after that date will increase the accrual of the additional liquidation preference during the default period to 14%. The Company is required to redeem the Series A Preferred Stock on March 21, 2018, at 100% of the liquidation preference. From and after one year from the issuance date until such mandatory redemption date, the Company will have the option to redeem all or a specified minimum portion of the Series A Preferred Stock at 110% of the liquidation preference. The holders of the Series A Preferred Stock have the right to require the Company to purchase their shares on the occurrence of specified change in control events at 110% of the liquidation preference. In the case of specified defaults by the Company, including the failure to pay dividends for any quarterly period after June 30, 2016 and until the defaults are cured, the holders of the Series A Preferred Stock have the right to appoint two additional directors to the Board of Directors. The Series A Preferred Stock does not vote generally with the common stock, but has specified approval rights with respect to, among other things, changes to the Company’s certificate of incorporation that affect the Series A Preferred Stock, cash dividends on the common stock or other junior stock, redemptions or repurchases of common stock or other capital stock, increases in the size of the Board of Directors, changes to specified debt agreements and changes to the Company’s business.

With respect to the Series A Preferred Stock issued on September 21, 2010, prior to June 30, 2016, if dividends are not paid in cash on a dividend payment date, the Company will issue additional warrants exercisable for a number of shares of common stock equal to the amount of dividends that are not paid on that dividend payment date divided by the closing price of the common stock on the trading date immediately preceding the dividend payment date. The exercise price of the warrants will be such closing price. The warrants, including any additional warrants, are exercisable for 90 months following the applicable issuance date. Each warrant is coupled, and may only be transferred as a unit, with a number of one one-hundredths of a share, or a “fractional share,” of Series B Preferred Stock equal to the number of shares of common stock purchasable upon exercise of the warrant. The warrants and the Series B Preferred Stock may not be transferred separately. If and when the warrant is exercised, the holder of the warrant will be required to deliver to the Company, as part of the payment of the exercise price, a number of fractional shares of Series B Preferred Stock equal to the number of shares of common stock purchased upon such exercise. The holders of the warrants have the right to pay the exercise price in cash, by electing a cashless exercise (whereby the holder will receive the excess of the market price of the common stock over the exercise price in shares of common stock valued at the market price) or by tendering shares of Series A Preferred Stock with a

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liquidation preference equal to the exercise price. If the market price of the common stock exceeds 300% of the exercise price for a specified period of time and other conditions are satisfied, the Company may require the holders of the warrants to exercise warrants to purchase up to 50% of shares covered thereby, but in the aggregate not less than 75,000 shares or more than 50% of the trading volume of the common stock over the preceding 20 trading days.

With respect to the warrants issued in conjunction with the Series A Preferred Stock in August 2012 and December 2012, including those that may be issued on future pay-in-kind dividends on this preferred stock, the terms are otherwise similar to those issued in September 2010 except they are not coupled with a fractional share of Series B Preferred Stock (and therefore have no voting right attached) and all of those warrants will have an exercise price of $19.50 a share and $14.20 a share, respectively, rather than the market price at the time of issuance.

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

When the Company accrues dividends on its Series A Preferred Stock on a quarterly dividend payment date, it records the increase in liquidation preference and the issuance of additional warrants by allocating their relative fair values to the amount of accrued dividends. The allocation results in an increase to the Company’s long-term liability related to the Series A Preferred Stock and an increase to additional paid in capital related to the additional warrants issued.

The Series A Preferred Stock has been recorded as a non-current liability, in the Company’s consolidated balance sheet as it meets the definition of mandatorily redeemable preferred stock under FASB ASC 480 Distinguishing Liabilities from Equity.  Dividends and accretion related to the Series A Preferred Stock are recorded as non-cash interest expense for which $14.8 million and $16.1 million was recognized for the years ended December 31, 2013 and 2014, respectively.

In December 2013, the Company closed on a Warrant Exchange Agreement with White Deer pursuant to which the Company issued to White Deer  112,398 shares of its common stock with a fair value of $1.5 million in exchange for the following securities of the Company held by White Deer: warrants exercisable for 2,224,135 shares of common stock (the “Warrants”) together with a like number of one one-hundredths of a share of Series B Voting Preferred Stock that were issued as a unit with the Warrants (collectively, the “Warrant Exchange”). The Warrants had exercise prices ranging from $28.00 to $63.90 per share, with a weighted average exercise price of $32.30 per share. The number of shares issued was calculated based on the Black-Scholes model.

In October 2014, the Company closed on a Preferred Stock Exchange Agreement with White Deer pursuant to which PostRock issued 3,211,378 shares of its common stock to White Deer in exchange for 2,175 shares of Series A Preferred Stock issued to White Deer on September 21, 2010 (collectively, the “Preferred Exchange”). The Series A Preferred Stock had an aggregate liquidation preference of $35.0 million and a carrying value of $32.1 million. No gain or loss was recognized as a result of the transaction.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes changes in the Series A Preferred Stock and associated warrants.

	Carrying Value	Number of
	of Series A	Outstanding	Liquidation Value	Number of	Weighted Average
	Preferred Stock	Series A	of Series A	Outstanding	Exercise Price of
	(Restated)	Preferred Shares	Preferred Stock	Warrants	Warrants
	(in thousands except share, warrant and per unit data)
December 31, 2011	$56,736	6,000	$69,759	2,156,626	$32.35
Issuance	8,428	1,250	12,500	765,439	16.33
Accrued dividends recorded as interest	5,750	—	9,083	511,581	17.75
Accretion recorded as interest	2,238	—	—	—	—
December 31, 2012	73,152	7,250	91,342	3,433,646	26.60
Accrued dividends recorded as interest	7,479	—	11,464	806,633	14.21
Warrant Exchange	—	—	—	(2,224,135)	32.31
Accretion recorded as interest	3,363	—	—	—	—
December 31, 2013	83,994	7,250	102,806	2,016,144	15.35
Accrued dividends recorded as interest	7,868	—	11,958	1,285,105	9.31
Preferred Exchange	(32,056)	(2,175)	(35,004)	—	—
Accretion recorded as interest	4,148	—	—	—	—
December 31, 2014	$63,954	5,075	$79,760	3,301,249	$13.00

The following table summarizes changes to additional paid in capital (“APIC”) as a result of warrants issued to White Deer:

	Year Ended December 31,
	2012	2013	2014
	(in thousands)
Warrants issued in conjunction with issuance of Series A Preferred Stock	$4,071	$—	$—
Warrants issued in conjunction with paid-in-kind dividends	3,334	3,984	4,089
Total change in APIC due to warrants issued	$7,405	$3,984	$4,089

Note 13—Equity and Earnings per Share

Restricted share and stock option grants to employees and non-employee directors is governed by PostRock’s 2010 Long-Term Incentive Plan (the “LTIP”) of which 1,085,000 shares have been authorized for awards.

The Company’s employee share based grants, including restricted shares and options, have generally vested 33% a year for three years or have vested in one year when awarded in conjunction with the Company’s annual bonus program. Share based grants to non-employee directors have generally vested immediately or in one year.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of changes in the non-vested restricted shares or share units for PostRock and its Predecessors for the periods presented is below.

	Number of Non-Vested	Weighted Average Grant
	Restricted Shares	Date Fair Value
Non-vested restricted shares at December 31, 2011	57,921	$33.30
Granted	129,512	20.10
Vested	(27,590)	32.34
Forfeited	(11,886)	37.58
Non-vested restricted shares at December 31, 2012	147,957	21.58
Granted	64,191	17.49
Vested	(45,253)	27.95
Cancelled/Forfeited (1)	(105,368)	17.92
Non-vested restricted shares at December 31, 2013	61,527	18.86
Granted	39,760	13.33
Vested	(41,373)	18.30
Forfeited	(10,533)	17.55
Non-vested restricted shares at December 31, 2014	49,381	$15.16

____________

(1) 78,742 shares were cancelled with an associated accelerated stock compensation expense of approximately $500,000.

At December 31, 2014, total unrecognized stock-based compensation expense related to non-vested restricted shares was $328,000, which is expected to be recognized over a weighted average period of approximately 1.28 years while 669,119 shares (adjusted for the reverse split) were available under the LTIP for future stock awards and options.

Stock Options—The LTIP also provides for the granting of options to purchase shares of PostRock’s common stock. The Company has in the past granted stock options to employees and non-employees. Option grants under the LTIP expire 5-6 years following the date of grant.

A summary of changes in stock options outstanding for PostRock and its Predecessors is presented below.

		Weighted Average	Weighted Average
		Exercise Price per	Grant Date Fair
	Stock Options	Option	Value per Option
Options outstanding at December 31, 2011	105,685	$35.89
Granted	130,366	18.01	$10.68
Forfeited or expired	(19,022)	42.95
Options outstanding at December 31, 2012	217,029	24.53
Granted	58,495	17.73	8.89
Forfeited or expired	(44,882)	19.30
Options outstanding at December 31, 2013	230,642	23.81
Granted	92,451	13.08	7.14
Forfeited or expired	(56,298)	19.91
Options outstanding at December 31, 2014	266,795	20.92
Exercisable
Options exercisable at December 31, 2012	46,719	$41.03
Options exercisable at December 31, 2013	98,904	30.34
Options exercisable at December 31, 2014	129,589	27.32

The weighted average remaining term of options outstanding and options exercisable at December 31, 2014, was 3.09 and 2.30 years, respectively. Both options outstanding and options exercisable at December 31, 2014, had aggregate intrinsic values of nil.

The Company determines the fair value of stock option awards using the Black-Scholes option pricing model. As the Company does not have sufficient historical exercise or post-vesting termination experience, the Company currently uses an expected option

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company used the following assumptions to estimate the fair value of stock options granted during the years ending December 31, 2012, 2013 and 2014.

	2012	2013	2014
Expected option life-years	5	4	4
Volatility	74.3 - 76.1%	64.0 - 82.7%	66.0 - 74.6%
Risk-free interest rate	0.9 - 1.3%	0.6 - 1.4%	1.2 - 1.4%
Dividend yield	—	—	—
Fair value per share	$8.70 - 18.80	$8.20 - 10.30	$5.60 - 8.50

At December 31, 2014, there was $492,000 of total unrecognized compensation cost related to stock options which is expected to be recognized over a weighted average period of 1.29 years.

Total share-based compensation covering stock awards and options is included in general and administrative expense on the consolidated statement of operations and is disclosed below for the periods presented:

Total Share
Based
Compensation
Expense
(in thousands)
Year Ended December 31, 2012	$2,224
Year Ended December 31, 2013	3,177
Year Ended December 31, 2014	922

Income/(Loss) per Share — A reconciliation of the denominator (number of shares) used in the basic and diluted per share calculations for the periods indicated is as follows:

	Year Ended December 31,
	2012	2013	2014
Denominator for basic earnings per share (1)	1,359,584	2,506,857	3,915,578
Effect of potentially dilutive securities
Warrants	—	—	32,327
Stock options	—	—	12
Denominator for diluted earnings per share	1,359,584	2,506,857	3,947,917
Securities excluded from earnings per share calculation
Unvested share-based awards	14,999	—	—
Antidilutive stock options	217,028	230,642	251,917
Antidilutive warrants	3,308,662	1,792,951	2,275,368

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

Common Stock Issuance—During 2013 and 2014, the Company issued common stock to generate capital, fund its 401K and deferred compensation plans (Note 18), fund property acquisitions (Note 3) and to retire outstanding warrants and Series A Preferred Stock (Note 12). Equity issuances intended to raise capital are discussed below. Proceeds from these transactions were used for debt repayment and for other general corporate purposes.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has an effective $100 million universal shelf registration statement under which it can sell common shares pursuant to an at-the-market issuance sales agreement.

	Year Ended December 31,
	2013	2014
Gross proceeds (in thousands)	$4,076	$—
Common shares sold	259,232	—

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

The Company had been sued in royalty owner lawsuits filed in Kansas. The lawsuit was a putative class action filed in the United States District Court for the District of Kansas, brought on behalf of all the Company’s royalty owners in that state. Plaintiffs generally alleged that the Company failed to properly make royalty payments by, among other things, charging post-production costs to royalty owners in violation of the underlying lease contracts, paying royalties based on sale point volumes rather than wellhead volumes, allocating expenses in excess of the actual and reasonable post-production costs incurred, allocating production costs and marketing costs to royalty owners, and making royalty payments after the statutorily prescribed time for doing so without paying interest thereon. We denied plaintiffs’ claims. The parties reached a settlement and on December 30, 2011, the Court entered an order certifying a class for settlement purposes consisting of all current and former PostRock royalty and overriding royalty owners, approving the parties’ settlement and dismissing the action. The settlement included a payment of $3.0 million that was made in January 2012, and a payment of $4.5 million which was made in December 2012, for a total of $7.5 million.

In connection with their criminal convictions, in November 2010, Jerry Cash and David Grose, former CEO and CFO of predecessor, respectively, were ordered to pay the Company restitution in the sums of $5 million and $1 million, respectively. During 2014 the Company received approximately $23,000 from Jerry Cash in restitution. Additionally, in early March 2015 the Company received approximately $300,000 from David Grose in restitution. The Company intends to continue to pursue recovery of the restitution obligations.

Additionally, see Note 8 – Investment for discussion on settlement of the SPP lawsuit.

Environmental Matters—At December 31, 2013 and 2014, there were no known environmental or regulatory matters related to our operations which are reasonably expected to result in a material liability to us. Like other oil and gas producers and marketers, our operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Therefore, it is difficult to reasonably quantify future environmental related expenditures.

Operating Lease Commitments—The Company has lease agreements to obtain natural gas compressors as and when required. Terms of the leases on the gas compressors call for a minimum obligation of one year and are month to month thereafter. In addition, the Company also has operating leases for office space, warehouse facilities, and office equipment expiring in various years through 2018.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum rental payments under all non-cancelable operating leases at December 31, 2014, were as follows:

Year ending December 31,	(in thousands)
2015	$4,570
2016	2,945
2017	1,760
2018	414
2019	—
Thereafter	—
Total minimum lease obligations	$9,689

Total rental expense under cancelable and non-cancelable operating leases was $12.4 million, $10.8 million and $9.1 million for the years ended December 31, 2012, 2013 and 2014, respectively.

Note 15—Impairment of Oil and Gas Properties

At the end of each quarterly period, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the full cost ceiling, computed as the sum of the estimated future net revenues from proved reserves using twelve-month average prices discounted at 10%, and adjusted for related income tax effects (“ceiling test”). Under full cost accounting rules, any ceiling test write-down of oil and natural gas properties may not be reversed in subsequent periods. Since the Company does not designate its derivative financial instruments as hedges, it is not allowed to use the impacts of the derivative financial instruments in its ceiling test computation. As a result, decreases in commodity prices which contribute to ceiling test write-downs may be offset by mark-to-market gains which are not reflected in the Company’s ceiling test results.

The base for the Company’s spot prices for natural gas is Henry Hub and for oil is Cushing, Oklahoma. At the end of the third and fourth quarters of 2012, the ceiling test computation resulted in the carrying costs of the Company’s unamortized proved oil and natural gas properties, net of deferred taxes, exceeding the present value of future net revenues. As a result of this difference, the Company recorded ceiling test impairments of its oil and gas properties of $5.9 million for the year ended December 31, 2012. There were no ceiling test impairments for the years ended December 31, 2013 and 2014. The Company may face further ceiling test write-downs in future periods, depending on the level of commodity prices, drilling results and well performance.

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

Note 16—Discontinued Operations

The Company previously owned an interstate natural gas pipeline in its PostRock KPC Pipeline, LLC (“KPC”) subsidiary. On September 28, 2012, the Company, PostRock Energy Services Corporation, a wholly owned subsidiary of the Company (“Seller”), and KPC entered into and simultaneously closed a Purchase Agreement (the “Purchase Agreement”) with MV pursuant to which the Seller sold all the equity of KPC to MV for a gross purchase price of $53.5 million. After an adjustment for working capital as set forth in the Purchase Agreement, the Company received $53.4 million in proceeds at closing. MV also agreed to make additional payments of $1.0 million for each of the next four years if qualified EBITDA (as defined in the Purchase Agreement) of KPC for that year exceeds a target amount. Determination of qualified EBITDA for the first year was due from MV no later than May 30, 2014. Qualified EBITDA did not meet the target amount in 2014; therefore, no payment was received by the Company. KPC owns a 1,120 mile interstate natural gas pipeline that transports natural gas from northern Oklahoma and western Kansas to Wichita and Kansas City, which formerly comprised the Company’s pipeline segment.

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

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table discloses the results of discontinued operations related to KPC:

Year Ended
December 31,
2012
(in thousands)
Interstate pipeline revenue	$8,934
Pipeline expense	(2,825)
Depreciation and amortization	(2,537)
Gain (loss) on disposal of assets (1)	(5,437)
General and administrative expenses	(945)
Interest expense	(45)
Income from discontinued operations before income taxes	(2,855)
Income taxes	—
Total income (loss) from discontinued operations	$(2,855)

____________

(1)Includes a loss of $5.4 million from the disposal of KPC.

Note 17—Supplemental Cash Flow Information

The following discloses certain cash and noncash transactions for the periods indicated:

	Year Ended December 31,
	2012	2013	2014
	(in thousands)
Cash paid for interest	$7,292	$2,780	$3,033
Cash paid for income taxes	—	100	12
Non-cash investing activity
Common stock issued for purchase of oil and gas properties	—	6,728	893
Property additions financed through accounts payable and accrued liabilities	239	1,010	3,597
Additions to property and equipment by recognizing asset retirement obligations	159	1,099	146
Non-cash financing activity
Common stock issued to fund 401K and deferred compensation plans	—	931	2,596
Common stock issued to repurchase and retire outstanding warrants	—	1,528	—
Common stock issued to repurchase and retire Series A preferred stock	—	—	32,435

Note 18—Profit Sharing and Deferred Compensation Plan

401K plan — Substantially all of the Company’s employees are eligible to participate in a profit sharing plan under Section 401(k) of the Internal Revenue Code (the “401K plan”). In 2014, the Company contributed three percent of employees’ annual compensation regardless whether contributions were made by the employee. The Company would also match 100% of employee contributions in excess of three percent up to a total of six percent of annual compensation. Employees vest 33% in Company contributions in their first year of service, 67% in their second year of service and 100% in their third year of service. Prior to 2013, employer matching contributions to the 401K plan were made in cash. Beginning in 2013, employer matching contributions to the 401K plan may be made in Company common stock. In general, the Company issues common stock to fund its matching contributions although, from time to time, purchases of common stock on the open market by the 401K plan trust may occur if funds are available as a result of forfeitures. During the year ended December 31, 2013, 40,481 shares of common stock were contributed to the 401K plan, of which 32,501 shares were issued by the Company, and 7,980 shares were purchased by the 401K plan trust on the open market. During the year ended December 31, 2014, 58,805 shares of common stock were contributed to the 401K plan, of which 58,513 shares were issued by the Company, and 292 shares were funded with forfeited shares already in the plan.

The following table presents the expense incurred by the Company related to the 401K plan which is reflected in the consolidated statements of operations as a component of general and administrative expense:

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2012	2013	2014
	(in thousands)
401(k) profit sharing plan cost	$235	$662	$597

Deferred compensation plan — Effective January 1, 2013, the Company established a deferred compensation plan that permits selected employees and members of its board to defer part or all of their eligible compensation. The Company may also give awards to select employees via the deferred compensation plan. The following table presents the number of shares and the related fair values of common stock contributed by the Company to the deferred compensation plan for the years ended December 31, 2013 and 2014. The fair value of common stock is based on the market price of the stock on the preceding day that the stock is transferred and thus deemed to be a Level 1 measurement under the fair value hierarchy. Contributions were not made in 2012 as the plan was not in effect during that time.

	Year Ended December 31,
	2013	2014
	($ in thousands)
Shares of common stock contributed	32,452	155,308
Fair value of common stock contributed	$473	$1,997

Note 19—Supplemental Financial Information—Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for 2013 and 2014 are as follows (the information below has been restated where noted to give effect to the restatement discussed in Note 20):

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	(Restated)	(Restated)	(Restated)	(Restated)
	(in thousands, except per share data)
2013
Total revenues	$16,053	$19,594	$18,614	$18,039
Operating loss (1)	(3,727)	(2,019)	(1,679)	(3,873)
Net income (loss)	(11,412)	3,231	(4,429)	(10,756)
Net income (loss) per common share
Basic	$(5.01)	$1.32	$(1.77)	$(3.84)
Diluted	$(5.01)	$1.32	$(1.77)	$(3.84)

	Quarters Ended
	March 31,	June 30,	September 30,
	(Restated)	(Restated)	(Restated)	December 31,
	(in thousands, except per share data)
2014
Total revenues	$21,803	$21,596	$21,299	$18,807
Operating loss (1)	703	222	80	(1,072)
Net income (loss)	(7,622)	(7,445)	4,376	14,541
Net income (loss) per common share
Basic	$(2.46)	$(2.34)	$1.36	$2.37
Diluted	$(2.46)	$(2.34)	$1.35	$2.37

____________

(1) Total revenue less total costs and expenses.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	(As Reported)	(As Reported)	(As Reported)	(As Reported)
	(in thousands, except per share data)
2013
Total revenues	$16,053	$19,594	$18,614	$18,039
Operating loss (1)	(3,727)	(2,019)	(1,679)	(3,873)
Net income (loss)	(7,894)	6,880	(645)	(7,377)
Net income (loss) per common share
Basic	$(5.01)	$1.32	$(1.77)	$(3.84)
Diluted	$(5.01)	$1.32	$(1.77)	$(3.84)

	Quarters Ended
	March 31,	June 30,	September 30,
	(As Reported)	(As Reported)	(As Reported)
	(in thousands, except per share data)
2014
Total revenues	$21,803	$21,596	$21,299
Operating income (loss) (1)	703	222	80
Net income (loss)	(6,323)	(5,988)	5,997
Net income (loss) per common share
Basic	$(2.46)	$(2.34)	$1.36
Diluted	$(2.46)	$(2.34)	$1.35

____________

(1)Total revenue less total costs and expenses.

Note 20—Restatement of Previously Issued Consolidated Financial Statements

Prior to the issuance of the Company’s 2014 consolidated financial statements, the Company concluded that its previously issued 2010, 2011, 2012 and 2013 consolidated financial statements should be restated because of a misinterpretation of the guidance around accounting for its Series A Preferred Stock issued in September 2010.

Background of Restatement – As discussed further in Note 12, on September 21, 2010 and from time to time thereafter, the Company issued to White Deer Series A Preferred Stock, Series B Preferred Stock and warrants to purchase shares of the Company’s common stock in exchange for cash. The Series A Preferred Stock was recorded outside of permanent equity and liabilities, in the Company’s consolidated balance sheet because the settlement provisions of the warrants allowed White Deer to “net exercise” the warrants by permitting White Deer to pay the exercise price of the warrant by delivering the Series A Preferred Stock with a liquidation preference equal to the exercise price that would otherwise be due from White Deer in cash. Although the terms of the Series A Preferred Stock has a mandatory redemption date attributed to it, the Company believed this provision associated with the warrants excluded the Series A Preferred Stock from the definition of mandatorily redeemable preferred stock under FASB ASC 480, “Distinguishing Liabilities from Equity.”  The Company now believes that under U.S. generally accepted accounting principles, because the warrants are detachable, and thus are separate from the Series A Preferred Stock, the features of the warrants cannot be considered when evaluating the classification of the Series A Preferred Stock, and the Company therefore believes that the Series A Preferred Stock should have been classified as a liability for all periods from its issuance date.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

   Impact of the Restatement - The effect of the restatement on the Company’s consolidated balance sheets for each quarter and annual period end, beginning with September 30, 2010, consists of reclassifications of the Series A Preferred Stock from temporary equity to a liability.  Additionally, dividends and accretion, originally taken to additional paid-in capital, have been reclassified to interest expense on the statement of operations. While these non-cash reclassifications have the effect of reducing net income (or increasing the net loss) in each period, they have no material impact on total stockholders’ equity, net income (loss) attributable to common stockholders, net income (loss) per common share or cash flows. Details of the restatement for 2013 and 2012 are as follows:

	As of December 31, 2013
	As Reported	Adjustment	Restated
	(in thousands)
Total Assets	$183,082	$—	$183,082
Total Current Liabilities	17,795	—	17,795
Derivative financial instruments	1,796	—	1,796
Long-term debt	92,000	—	92,000
Mandatorily redeemable preferred stock	64,523	19,471	83,994
Asset retirement obligations	13,099	—	13,099
Other	75	—	75
Total liabilities	189,288	19,471	208,759
Commitments and contingencies
Series A Cumulative Redeemable Preferred Stock	23,828	(23,828)	—
Stockholders’ equity (deficit)
Preferred stock	—	—	—
Common stock	30	—	30
Additional paid-in capital	397,440	41,674	439,114
Treasury stock, at cost	(512)	—	(512)
Accumulated deficit	(426,992)	(37,317)	(464,309)
Total stockholders’ equity (deficit)	(30,034)	4,357	(25,677)
Total liabilities and stockholders’ equity (deficit)	$183,082	$—	$183,082

	Year Ended December 31, 2013
	As Reported	Adjustment	Restated
	(in thousands, except per share data)
Operating loss	$(11,298)	$—	$(11,298)
Other income (expense)
Realized gains (losses) from derivative financial instruments	(2,271)	—	(2,271)
Unrealized gains (losses) from derivative financial instruments	1,672	—	1,672
Gain (loss) from equity investment	6,768	—	6,768
Other income (expense), net	12	—	12
Interest expense, net	(3,739)	(14,330)	(18,069)
Total	2,442	(14,330)	(11,888)
Income (loss) before income taxes	(8,856)	(14,330)	(23,186)
Income taxes	180	—	180
Net income (loss)	(9,036)	(14,330)	(23,366)
Preferred stock dividends	(11,047)	11,047	—
Accretion of redeemable preferred stock	(3,283)	3,283	—
Net income (loss) attributable to common stockholders	$(23,366)	$—	$(23,366)
Net income (loss) per common share
Basic	$(9.32)	$—	$(9.32)
Diluted	$(9.32)	$—	$(9.32)
Weighted average common shares outstanding
Basic	2,507	—	2,507
Diluted	2,507	—	2,507

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2012
	As Reported	Adjustment	Restated
	(in thousands, except per share data)
Operating loss	$(35,911)	$—	$(35,911)
Other income (expense)
Realized gains (losses) from derivative financial instruments	73,162	—	73,162
Unrealized gains (losses) from derivative financial instruments	(66,708)	—	(66,708)
Gain on investment	(5,174)	—	(5,174)
Gain on forgiveness of debt	255	—	255
Other income (expense), net	111	—	111
Interest expense, net	(10,452)	(11,321)	(21,773)
Total	(8,806)	(11,321)	(20,127)
Income (loss) from continuing operations before income taxes	(44,717)	(11,321)	(56,038)
Income taxes	—	—	—
Income (loss) from continuing operations	(44,717)	(11,321)	(56,038)
Income (loss) from discontinued operations	(2,855)	—	(2,855)
Net income (loss)	(47,572)	(11,321)	(58,893)
Preferred stock dividends	(9,083)	9,083	—
Accretion of redeemable preferred stock	(2,238)	2,238	—
Net income (loss) attributable to common stockholders	$(58,893)	$—	$(58,893)
Net income (loss) per common share
Basic	$(43.30)	$—	$(43.30)
Diluted	$(43.30)	$—	$(43.30)
Weighted average common shares outstanding
Basic	1,360	—	1,360
Diluted	1,360	—	1,360

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

Investment—At December 31, 2014, the Company owns less than 20.0% voting interest in SPP, a publicly traded oil and gas exploration and production company. Since the Company no longer has significant influence over SPP, December 31, 2014 amounts for SPP are not included (see Note 8 – Investment for further discussion). The Company’s equity interest in SPP was 26.5% and 21.3% at December 31, 2012 and 2013, respectively. SPP utilizes the successful efforts method of accounting for its oil and gas activities. Where applicable, the disclosures required under FASB ASC 932 are made below based on the Company’s proportionate share of SPP’s oil and gas activities according to the percentages described above. Information utilized to prepare disclosures on the Company’s proportionate share of SPP is based on publicly available data. The Company has updated previously filed amounts for December 31, 2012 related to SPP as discontinued operations have now been presented in their current public filing.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Capitalized Costs

Aggregate capitalized costs related to oil and gas producing activities of the Company at December 31, 2013 and 2014, are summarized as follows:

	2013	2014
	(in thousands)
Oil and gas properties and related leasehold costs
Proved	$405,895	$440,333
Unproved	4,862	6,150
	410,757	446,483
Accumulated depreciation, depletion and amortization	(268,846)	(293,243)
Net capitalized costs	$141,911	$153,240

Unproved properties not subject to amortization consisted mainly of leaseholds acquired through acquisitions. The Company will continue to evaluate its unproved properties; however, the timing of the ultimate evaluation and disposition of the properties has not been determined.

Aggregate capitalized costs related to oil and gas producing activities of the Company’s proportionate investment in SPP at December 31, 2013, are summarized as follows:

2013
(in thousands)
Oil and gas properties and related equipment (successful efforts method)
Proved	$135,642
Unproved	338
Materials, supplies and land	385
136,365
Accumulated depreciation, depletion and amortization	(105,481)
Net capitalized costs	$30,884

Costs Incurred

Costs incurred for oil and gas property acquisition, exploration and development activities that have been capitalized for the years ended December 31, 2012, 2013, and 2014 are summarized as follows:

	Consolidated Entities			SPP (1)
	2012	2013	2014	2012	2013
	(in thousands)
Proved property acquisition costs	$151	$8,023	$2,274	$20	$4,262
Unproved property acquisition costs	52	8,567	1,722	47	45
Exploration costs	—	—	—	—	—
Development Costs	12,506	40,004	32,197	4,064	3,343
	$12,709	$56,594	$36,193	$4,131	$7,650

____________

(1)Based on the Company’s pro-rata interest in SPP (disclosed above) assuming that the Company’s investment was made at the beginning of the period. 2014 is not shown as the Company no longer has significant influence over SPP.

Results of Operations

The revenues and expenses associated directly with the Company’s oil and natural gas producing activities are reflected in the consolidated statement of operations. All of our ongoing operations are oil and natural gas producing activities located in the United States.

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents the pro-rata results of oil and gas producing activities of the Company’s investment in SPP for the years ended December 31, 2012, and 2013 assuming that the Company’s investment was made at the beginning of the period presented.

	2012	2013
	(in thousands)
Revenues	$12,330	$9,388
Lease operating expense	5,144	4,017
Cost of sales and production taxes	780	864
Exploration costs	—	—
Impairment of oil and gas properties	29	502
Depreciation, depletion and amortization	3,109	4,041

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

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents changes in proved developed and undeveloped reserves of our consolidated entities.

	Gas - Mcf	Oil - Bbls
Proved reserves
Balance, December 31, 2011	118,220,188	1,073,921
Purchase of reserves in place	—	—
Extensions, discoveries, and other additions	1,867,365	617,854
Sale of reserves	—	—
Revisions of previous estimates	(34,037,402)	1,095,656
Production	(16,388,878)	(95,863)
Balance, December 31, 2012	69,661,273	2,691,568
Purchase of reserves in place	98,822	554,892
Extensions, discoveries, and other additions	1,122,511	1,911,959
Sale of reserves	—	—
Revisions of previous estimates	30,246,006	(585,342)
Production	(14,521,385)	(192,474)
Balance, December 31, 2013	86,607,227	4,380,603
Purchase of reserves in place	8,257	130,569
Extensions, discoveries, and other additions	924,218	533,124
Sale of reserves	(349,615)	—
Revisions of previous estimates	45,171,999	(635,313)
Production	(13,228,274)	(274,919)
Balance, December 31, 2014	119,133,812	4,134,064
Proved developed reserves
Balance, December 31, 2012	69,661,273	1,804,057
Balance, December 31, 2013	85,006,592	2,705,664
Balance, December 31, 2014	83,420,930	2,532,821

The table below presents the Company’s pro-rata share of changes in reserves and the amounts of proved developed reserves of SPP.

Mcfe
Proved reserves
Balance, December 31, 2011	53,151,000
Purchase of reserves in place	—
Extensions, discoveries, and other additions	543,000
Sale of reserves	(68,000)
Revisions of previous estimates	(25,551,000)
Production	(3,435,000)
Balance, December 31, 2012	24,640,000
Decrease in pro rata ownership	(4,835,000)
Purchase of reserves in place	1,523,000
Extensions, discoveries, and other additions	1,028,000
Sale of reserves	(10,519,000)
Revisions of previous estimates	9,527,000
Production	(1,927,000)
Balance, December 31, 2013	19,437,000
Proved developed reserves
Balance, December 31, 2012	23,850,000
Balance, December 31, 2013	16,748,000

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Standardized Measure of Discounted Future Net Cash Flows

The following information is based on the Company’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows at December 31, 2012, 2013 and 2014 in accordance with FASB ASC 932 which requires the use of a 10% discount rate. Future income taxes are based on year-end statutory rates. This information is not the fair market value, nor does it represent the expected present value of future cash flows of Company’s proved oil and gas reserves.

	Consolidated Entities			SPP (1)
	2012	2013	2014	2012	2013
	(in thousands)
Future cash inflows	$438,356	$720,924	$899,127	$95,619	$107,103
Future production costs	218,707	315,079	431,769	51,462	48,418
Future development costs	31,051	49,590	96,472	2,948	8,668
Future income tax expense	—	30,149	29,830	—	—
Future net cash flows	188,598	326,106	341,056	41,209	50,017
10% annual discount for estimated timing of cash flows	86,516	156,977	161,095	17,446	19,406
Standardized measure of discounted future net cash flows related to proved reserves	$102,082	$169,129	$179,961	$23,763	$30,611

Standardized measure from continuing operations	$102,082	$169,129	$179,961	$16,021	$30,611
Standardized measure from discontinued operations	—	—	—	7,742	—
Standardized measure of discounted future net cash flows related to proved gas reserves	$102,082	$169,129	$179,961	$23,763	$30,611

____________

(1)Represents the Company’s pro-rata share of its investment in SPP. 2014 is not shown as the Company no longer has significant influence over SPP.

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

	2012	2013	2014
Crude oil price per Bbl	$95.05	$96.94	$94.99
Natural gas price per MMBtu	$2.76	$3.67	$4.35

POSTROCK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The principal changes in the standardized measure of discounted future net cash flows relating to proven oil and gas properties were as follows:

	Consolidated Entities			SPP (1)
	2012	2013	2014	2012	2013
	(in thousands)
Present value, beginning of period	$175,520	$102,082	$169,129	$42,423	$23,763
Net changes in prices and production costs	18,071	37,826	(18,101)	(5,095)	10,741
Decrease in pro rata ownership	—	—	—	—	(4,664)
Net changes in future development costs	(18,008)	(30,462)	(41,958)	—	—
Previously estimated development costs incurred	12,743	40,196	32,635	4,987	1,196
Sales of oil and gas produced, net	(10,338)	(29,604)	(39,919)	(10,520)	(4,525)
Extensions and discoveries	7,724	23,514	7,070	3,336	6,069
Purchases of reserves in-place	—	6,401	1,358	—	—
Sales of reserves in-place	—	—	(600)	(391)	(489)
Revisions of previous quantity estimates	(38,064)	49,926	70,928	(22,034)	4,570
Net change in income taxes	—	(7,769)	(1,674)	—	—
Accretion of discount	16,730	8,975	16,618	4,258	1,910
Timing differences and other (2)	(62,296)	(31,956)	(15,525)	6,799	(7,960)
Present value, end of period	$102,082	$169,129	$179,961	$23,763	$30,611

Standardized measure from continuing operations	$102,082	$169,129	$179,961	$16,021	$30,611
Standardized measure from discontinued operations	—	—	—	7,742	—
Standardized measure of discounted future net cash flows related to proved gas reserves	$102,082	$169,129	$179,961	$23,763	$30,611

____________

(1)Represents the Company’s pro-rata share of its investment in SPP assuming that the Company’s investment was made at the beginning of each period presented. 2014 is not shown as the Company no longer has significant influence over SPP.

(2)The change in timing differences and other are related to revisions in the Company’s estimated time of production and development and the impact of changes in the relative proportion of oil versus natural gas in the Company’s total reserves.

During 2014, the Company continued to focus its development activities on oil related projects. The proportion of oil reserves to total reserves increased from 19% at December 31, 2012, to 23% at December 31, 2013 and 17% as of December 31, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March, 2015.

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

/s/	TERRY W. CARTER	Chief Executive Officer and President and Director (Principal Executive and Financial Officer)	March 31, 2015
Terry W. Carter

/s/	Casey E. Bigelow	Chief Accounting Officer	March 31, 2015
Casey E. Bigelow

/s/	DUKE R. LIGON	Chairman of the Board	March 31, 2015
Duke R. Ligon

/s/	WILLIAM H. DAMON III	Director	March 31, 2015
William H. Damon III

/s/	THOMAS J. EDELMAN	Director	March 31, 2015
Thomas J. Edelman

/s/	J. PHILIP MCCORMICK	Director	March 31, 2015
J. Philip McCormick

/s/	Alexander P. Lynch	Director	March 31, 2015
Alexander P. Lynch

INDEX TO EXHIBITS

Exhibit No.	Description
2.1

Purchase and Sale Agreement, dated October 14, 2013 (the “West Star PSA”), by and among PostRock, PostRock MidContinent Production, LLC, West Star Operating Company, West Star Exploration and Production Company and Shalco Energy (Delaware), LLC (incorporated herein by reference to Exhibit 2.5 to PostRock’s Annual Report on Form 10-K for the year ended December 31, 2013).

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

3.3	Certificate of Amendment to Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 4.1 to PostRock’s Current Report on Form 8-K filed on January 6, 2015).
3.4	Bylaws of PostRock (incorporated herein by reference to Exhibit 3.2 to PostRock’s Current Report on Form 8-K filed on March 10, 2010).
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

4.3

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
4.5

Certificate of Amendment to Certificate of Designations of Series B Voting Preferred Stock (incorporated herein by reference to Exhibit 4.2 to PostRock’s Current Report on Form 8-K filed on January 6, 2015).

4.6	Form of Warrant with respect to the 2010 White Deer SPA (as defined below) (incorporated herein by reference to Exhibit 4.3 to PostRock’s Current Report on Form 8-K filed on September 3, 2010).
4.7	Form of Warrant with respect to the August White Deer SPA (as defined below) (incorporated herein by reference to Exhibit 4.2 to PostRock’s Current Report on Form 8-K filed on August 7, 2012).
4.8 4.9

Form of Warrant with respect to the December White Deer SPA (as defined below) (incorporated herein by reference to Exhibit 4.2 to PostRock’s Current Report on Form 8-K filed on December 21, 2012).

Registration Rights Agreement with respect to the West Star PSA, dated November 1, 2013, by and among PostRock, West Star Operating Company, West Star Exploration and Production Company and Shalco Energy (Delaware), LLC (incorporated herein by reference to Exhibit 4.9 to PostRock’s Annual Report on Form 10-K for the year ended December 31, 2013).

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

10.4

First Amendment, dated July 29, 2014, to the August White Deer SPA among PostRock, White Deer Energy L.P., White Deer Energy TE L.P. and White Deer Energy FI L.P. (incorporated herein by reference to Exhibit 10.1 to PostRock’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.5

Securities Purchase Agreement, dated December 17, 2012 (the “December White Deer SPA”), among PostRock, White Deer Energy L.P., White Deer Energy TE L.P. and White Deer Energy FI L.P. (incorporated herein by reference to Exhibit 10.1 to PostRock’s Current Report on Form 8-K filed on December 21, 2012).

10.6

First Amendment, dated July 29, 2014, to the December White Deer SPA among PostRock, White Deer Energy L.P., White Deer Energy TE L.P. and White Deer Energy FI L.P. (incorporated herein by reference to Exhibit 10.2 to PostRock’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.7

First Amended and Restated Registration and Investor Rights Agreement, dated August 8, 2011 (the “RRA”), by and among PostRock, Constellation Energy Commodities Group, Inc., White Deer Energy L.P., White Deer Energy TE, L.P. and White Deer Energy FI L.P. (incorporated herein by reference to Exhibit 10.1 to PostRock’s Current Report on Form 8-K filed on August 12, 2011).

10.8

Amendment No. 1, dated as of February 9, 2012, among PostRock, White Deer Energy L.P., White Deer Energy TE L.P. and White Deer Energy FI L.P., to the RRA (incorporated herein by reference to Exhibit 10.2 to PostRock’s Current Report on Form 8-K filed on February 15, 2012).

10.9

Amendment No. 2, dated as of August 1, 2012, among PostRock, White Deer Energy L.P., White Deer Energy TE L.P. and White Deer Energy FI L.P., to the RRA (incorporated herein by reference to Exhibit 10.2 to PostRock’s Current Report on Form 8-K filed on August 7, 2012).

10.10

Amendment No. 3, dated as of December 20, 2012, among PostRock, White Deer Energy L.P., White Deer Energy TE L.P. and White Deer Energy FI L.P., to the RRA (incorporated herein by reference to Exhibit 10.2 to PostRock’s Current Report on Form 8-K filed on December 21, 2012).

10.11	Form of Indemnification Agreement for Officers and Directors (incorporated herein by reference to Exhibit 10.2 to PostRock’s Current Report on Form 8-K filed on September 23, 2010).
10.12†

PostRock 2010 Long-Term Incentive Plan (incorporated herein by reference to Annex B to the joint proxy statement/prospectus that is a part of PostRock’s Registration Statement on Form S-4/A filed on February 2, 2010).

10.13†

Amendment No. 1 to PostRock 2010 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.33 to PostRock’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 8, 2012).

10.14†

Second Amendment to PostRock 2010 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 4.7 to PostRock’s Registration Statement on Form S-8 filed on May 17, 2012, Registration No. 333-181480).

10.15†

Third Amendment to PostRock 2010 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to PostRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 14, 2013).

10.16†

Nonqualified Stock Option Agreement, dated August 15, 2007, between QRCP and William Damon III (incorporated herein by reference to Exhibit 10.75 to PostRock’s Registration Statement on Form S-4/A filed on December 17, 2009, Registration No. 333-162366).

10.17†

PostRock 2010 Long-Term Incentive Plan Form of 2011 Restricted Share Award Agreement (incorporated herein by reference to Exhibit 10.1 to PostRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 11, 2011).

10.18†

PostRock 2010 Long-Term Incentive Plan Form of 2011 Restricted Share Award Agreement (multi-year vesting, change in control) (incorporated herein by reference to Exhibit 10.15 to PostRock’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013).

10.19†	PostRock 2010 Long-Term Incentive Plan Form of Bonus Share Award Agreement (incorporated herein by reference to Exhibit 10.1 to PostRock’s Current Report on Form 8-K filed on August 10, 2010).
10.20†

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

10.23†

PostRock 2010 Long-Term Incentive Plan Form of Stock Option Award Agreement (one-year vesting) (incorporated herein by reference to Exhibit 10.20 to PostRock’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013).

10.24†

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

10.26†	PostRock Executive Nonqualified Excess Plan (incorporated herein by reference to Exhibit 10.2 to PostRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 9, 2013).
10.27†

PostRock 2010 Long-Term Incentive Plan Form of Stock Option Award Agreement (multi-year vesting, change of control) (incorporated herein by reference to Exhibit 10.22 to PostRock’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013).

10.28†

PostRock 2010 Long-Term Incentive Plan Form of Restricted Share Award Agreement (multi-year vesting) (incorporated herein by reference to Exhibit 10.3 to PostRock’s Current Report on Form 8-K filed on August 10, 2010).

10.29†

PostRock 2010 Long-Term Incentive Plan Form of Restricted Share Unit Award Agreement (multi-year vesting) (incorporated herein by reference to Exhibit 10.4 to PostRock’s Current Report on Form 8-K filed on August 10, 2010).

10.30†

PostRock Form of Director Restricted Share Unit Award Agreement (Immediate Vesting) (incorporated herein by reference to Exhibit 10.5 to PostRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 11, 2012).

10.31†

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

10.33†

Change in Control Severance Plan for Chief Executive Officer (incorporated herein by reference to Exhibit 10.3 to PostRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 11, 2012).

10.34†

Change in Control Severance Plan for Executive Officers Other than CEO and President (incorporated herein by reference to Exhibit 10.4 to PostRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 11, 2012).

10.35

At-The-Market Issuance Sales Agreement dated February 10, 2015 between PostRock and MLV & Co. LLC (incorporated herein by reference to Exhibit 10.1 to PostRock’s Current Report on Form 8-K filed on February 10, 2015).

10.36

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

10.38

Amended and Restated Intercreditor and Collateral Agency Agreement, dated September 21, 2010, among Royal Bank of Canada, BP Corporation North America Inc., and PostRock Energy Services Corporation and PostRock MidContinent Production, LLC, as Borrowers (incorporated herein by reference to Exhibit 10.4 to PostRock’s Current Report on Form 8-K filed on September 23, 2010).

10.39

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

10.42

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

10.43

Warrant Exchange Agreement, dated November 27, 2013, by and among PostRock, White Deer Energy L.P., White Deer Energy TW L.P. and White Deer Energy FI L.P (incorporated herein by reference to Exhibit 10.42 to PostRock’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.44

Preferred Stock Exchange Agreement, dated October 9, 2014, by and among PostRock, White Deer Energy L.P., White Deer Energy TW L.P. and White Deer Energy FI L.P (incorporated herein by reference to Exhibit 10.1 to PostRock’s Current Report on Form 8-K filed on October 10, 2014).

10.45

Settlement Agreement, dated March 31, 2014, among PostRock and its wholly owned subsidiary, Constellation Energy Partners Management, LLC, and Constellation Energy Partners LLC and Sanchez Energy Partners I, LP (incorporated herein by reference to the Exhibit 10.1 to PostRock’s Current Report on Form 8-K filed on April 4, 2014).

21.1*	List of Subsidiaries.
23.1*	Consent of Cawley, Gillespie & Associates, Inc.
23.2*	Consent of BDO USA, LLP.
23.3*	Consent of UHY LLP.
31.1*

Certification by principal executive officer who also serves as principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by principal executive officer who also serves as principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report of Cawley, Gillespie & Associates, Inc.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Taxonomy Extension Definition Linkbase Document.

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