Form 10-Q
period 2015-03-31
PostRock Energy Corp
filed 2015-05-14
CIK 1473061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Form 10-Q

______________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

At May 8, 2015, there were 6,496,241 outstanding shares of the registrant’s common stock having an aggregate market value of $23.3 million based on a closing price of $3.58 per share.

POSTROCK ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

1

PART I — FINANCIAL INFORMATION

EXPLANATORY NOTE--RESTATEMENT OF FINANCIAL INFORMATION

On March 20, 2015, the Audit Committee of the Board of Directors (the "Audit Committee") of PostRock Energy Corporation (the “Company”), on the recommendation of management, and after consultation with the Company’s current and predecessor independent registered public accounting firms, BDO USA, LLP and UHY LLP, respectively, concluded that the Company’s audited consolidated financial statements and related consolidated financial information for each of the fiscal years ended December 31, 2010, 2011, 2012, and 2013, and the related reports of the Company’s independent registered public accounting firm thereon, and the unaudited condensed consolidated financial statements for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014, and for each of the quarters in the years ended December 31, 2011, 2012 and 2013, and for the quarter ended September 30, 2010 (collectively, the "Restated Periods") should no longer be relied upon because of an accounting error.

On March 31, 2015, the Company filed its Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”), which included (1) a restated balance sheet as of December 31, 2013, (2) restated consolidated statements of operations, consolidated statements of cash flows, and consolidated statements of stockholders’ equity (deficit) for the years ended December 31, 2012 and 2013, (3) restated quarterly financial information for the quarters ended March 31, 2014 and 2013, June 30, 2014 and 2013, and September 30, 2014 and 2013, and December 31, 2013, and (4) restated selected financial data for the years ended December 31, 2010, 2011, 2012, and 2013. For more information concerning these restatements, see Item 6, “Selected Financial Data,” Item 8, “Financial Statements and Supplementary Data,” and Item 9A, “Controls and Procedures,” in Part II of the Form 10-K, including Notes 19 and 20 of the notes to the Consolidated Financial Statements.

This Quarterly Report on Form 10-Q for the period ended March 31, 2015, includes restated consolidated statements of operations and cash flows for the period ended March 31, 2014.   We do not plan to amend previously filed reports in connection with the restatement. The financial information that has been previously filed or otherwise reported for the three months ended March 31, 2014 is superseded by the information in this Quarterly Report on Form 10-Q.  Unless otherwise stated, all financial and accounting information contained in this Quarterly Report on Form 10-Q is presented on a restated basis.

2

Item 1. Financial Statements

POSTROCK ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	March 31,
	2014	2015
		(Unaudited)
ASSETS
Current assets
Cash and equivalents	$46	$66
Accounts receivable—trade, net	9,080	4,903
Other receivables	515	477
Inventory	1,042	1,106
Other	1,031	319
Derivative financial instruments	11,151	12,407
Total	22,865	19,278
Oil and natural gas properties, full cost method of accounting, net	153,240	148,682
Other property and equipment, net	11,829	10,958
Derivative financial instruments	6,162	6,999
Other, net	1,579	1,436
Total assets	$195,675	$187,353
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,278	$2,610
Revenue payable	4,051	3,251
Accrued expenses and other	3,283	4,155
Total	16,612	10,016
Long-term debt	83,000	83,500
Mandatorily redeemable Series A preferred stock, $0.01 par value; 5,075 shares issued and outstanding	63,954	66,625
Asset retirement obligations	13,884	13,990
Other	1	—
Total liabilities	177,451	174,131
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 authorized shares; 23,098 and 33,566 shares of Series B Voting Preferred Stock issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 100,000,000 authorized shares; issued—6,523,811 and 6,598,078; outstanding—6,336,728 and 6,415,100, respectively	65	66
Additional paid-in capital	481,050	482,071
Treasury stock, at cost	(2,432)	(2,080)
Accumulated deficit	(460,459)	(466,835)
Total stockholders’ equity	18,224	13,222
Total liabilities and stockholders’ equity	$195,675	$187,353

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2014	2015
	(Restated)
	(in thousands, except per share data)
Revenues
Natural gas sales	$15,963	$8,811
Crude oil sales	5,105	3,197
Gathering	735	488
Total	21,803	12,496
Costs and expenses
Production	10,272	9,675
General and administrative	3,911	3,395
Depreciation, depletion and amortization	6,902	7,299
Gain on disposal of assets	(19)	(57)
Acquisition costs	34	—
Total	21,100	20,312
Operating income (loss)	703	(7,816)
Other income (expense)
Gain (loss) from derivative financial instruments	(5,115)	5,184
Gain on investment	1,619	289
Other income (expense), net	—	308
Interest expense, net	(4,829)	(4,341)
Total	(8,325)	1,440
Loss before income taxes	(7,622)	(6,376)
Income taxes	—	—
Net loss attributable to common stockholders	$(7,622)	$(6,376)
Net loss per common share
Basic loss per share	$(2.46)	$(0.83)
Diluted loss per share	$(2.46)	$(0.83)
Weighted average common shares outstanding
Basic	3,102	7,717
Diluted	3,102	7,717

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2015
	(Restated)
	(in thousands)
Cash flows from operating activities
Net loss	$(7,622)	$(6,376)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation, depletion and amortization	6,902	7,299
Share-based and other compensation	968	487
Amortization of deferred loan costs	129	141
(Gain) loss on derivative financial instruments	5,115	(5,184)
Settlement of derivative financial instruments	(2,507)	3,091
Gain on disposal of assets	(19)	(57)
Gain on investment	(1,619)	(289)
Other non-cash changes to items affecting net loss	3,865	3,489
Changes in operating assets and liabilities
Accounts receivable	(1,528)	4,215
Accounts payable	(1,407)	(1,851)
Other	(758)	603
Net cash flows from operating activities	1,519	5,568
Cash flows from investing activities
Restricted cash	(23)	—
Proceeds from sale of investment	—	289
Expenditures for equipment, development and leasehold	(4,430)	(6,551)
Proceeds from sale of assets	59	80
Net cash flows used in investing activities	(4,394)	(6,182)
Cash flows from financing activities
Proceeds from debt	19,000	13,500
Repayments of debt	(16,000)	(13,000)
Debt and equity financing costs	(11)	—
Proceeds from issuance of common stock	—	134
Net cash flows from financing activities	2,989	634
Net increase in cash and cash equivalents	114	20
Cash and cash equivalents beginning of period	37	46
Cash and cash equivalents end of period	$151	$66

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts subsequent to December 31, 2014 are unaudited)

		Preferred	Common	Common	Additional	Shares of
	Preferred	Stock	Shares	Stock	Paid-in	Treasury	Treasury	Accumulated	Total
	Shares	Par Value	Issued	Par Value	Capital	Stock	Stock	Deficit	Equity

	(in thousands, except share data)
Balance, December 31, 2014	23,098	$—	6,523,811	$65	$481,050	187,083	$(2,432)	$(460,459)	$18,224
Stock-based compensation	—	—	—	—	241	—	—	—	241
Restricted stock grants, net of forfeitures	—	—	(1,582)	—	—	—	3	—	3
Funding of 401K and deferred compensation plans	—	—	47,433	—	(170)	(4,105)	349	—	179
Issuance of Series B preferred stock	10,468	—	—	—	—	—	—	—	—
Issuance of warrants	—	—	—	—	817	—	—	—	817
Issuance of common stock, net	—	—	28,416	1	133	—	—	—	134
Net loss	—	—	—	—	—	—	—	(6,376)	(6,376)
Balance, March 31, 2015	33,566	$—	6,598,078	$66	$482,071	182,978	$(2,080)	$(466,835)	$13,222

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

The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 10-K”).

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

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current period’s presentation.  These reclassifications had no effect on the financial position, results of operations or cash flows of the Company.

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2 — Other Balance Sheet Items

Components of the condensed consolidated balance sheet items are described below:

	December 31,	March 31,
	2014	2015
	(in thousands)
Other current assets
Prepaid fees and deposits	$975	$274
Other	56	45
Total	$1,031	$319
Other noncurrent assets, net
Deferred financing costs	$1,126	$985
Noncurrent deposits and other	453	451
Total	$1,579	$1,436
Accrued expenses and other
Interest	$26	$285
Employee-related costs and benefits	1,870	1,832
Non-income related taxes	40	636
Fees for services	316	175
Asset retirement obligations	134	134
Other	897	1,093
Total	$3,283	$4,155
Other noncurrent liabilities
Other	$1	$—
Total	$1	$—

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

		December 31,	March 31,
Derivative Financial Instruments	Balance Sheet location	2014	2015
		(in thousands)
Commodity contracts	Current derivative financial instrument asset	$11,151	$12,407
Commodity contracts	Long-term derivative financial instrument asset	6,162	6,999
		$17,313	$19,406

Gains and losses associated with derivative financial instruments related to oil and gas production were as follows for the periods indicated:

	Three Months Ended March 31,
	2014	2015
	(in thousands)
Realized gains (losses)	$(2,507)	$3,091
Unrealized gains (losses)	(2,608)	2,093
Total gain (loss) from derivative financial instruments	$(5,115)	$5,184

The Company entered into an International Swap Dealers Association Master Agreement (ISDA) with each of its two counterparties for which it holds derivative contracts. The ISDA is a standard contract that governs all derivative contracts entered into between the Company and the respective counterparty. The ISDA allows for offsetting of amounts payable or receivable between the Company and the counterparty, at the election of both parties, for transactions that occur on the same date and in the same currency. The Company has multiple oil swap contracts that could be offset under these provisions, but has elected not to offset the fair values of its derivative assets against the fair value of its derivative liabilities on its condensed consolidated balance sheets. The ISDA also includes a master netting arrangement in the event of early termination or default.

The following table discloses and reconciles the gross amounts as presented in the condensed consolidated balance sheets to the net amounts allowed under a master netting arrangement.  Amounts not offset on the condensed consolidated balance sheets represent positions that do not meet all the conditions for "a right of offset" or positions for which the Company has elected not to offset.

	December 31,	March 31,
	2014	2015

	(in thousands)
Derivative Assets
Gross amounts of recognized assets	$11,151	$12,407
Gross amounts offset in the balance sheet	6,162	6,999
Net amounts of assets presented in the balance sheet	17,313	19,406
Gross amounts not offset in the balance sheet	(17,313)	(19,406)
Net amount	$—	$—

The following table summarizes the estimated volumes, fixed prices and fair values attributable to all of the Company’s oil and gas derivative contracts at March 31, 2015.

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Remainder of	Year Ending December 31,
	2015	2016	Total
	($ in thousands, except per unit data)
Natural Gas Swaps
Contract volumes (MMBtu)	6,737,670	7,814,028	14,551,698
Weighted-average fixed price per MMBtu	$4.01	$4.01	$4.01
Fair value, net	$8,242	$6,928	$15,170
Crude Oil Swaps
Contract volumes (Bbl)	53,676	65,568	119,244
Weighted-average fixed price per Bbl	$92.73	$90.33	$91.41
Fair value, net	$2,152	$2,084	$4,236
Total fair value, net	$10,394	$9,012	$19,406

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

Investment — The Company had an investment in Constellation Energy Partners LLC, now named Sanchez Production Partners LLC (“SPP”), which consisted of 224,850 Class B units at December 31, 2014 (see Note 5 —  Investment). Fair value for the Class B units, which are publicly traded, is based on market price and classified as a Level 1 measurement under the fair value hierarchy. At December 31, 2014, the fair value used for the Class B units was $1.40 per unit. During the first quarter of 2015, the Company sold the  remaining Class B units in SPP and therefore the Company sold all of its assets classified as Level 1 in the fair value hierarchy.

The Company classifies assets and liabilities within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement of each individual asset and liability taken as a whole. Measurement information for assets and liabilities that are measured at fair value on a recurring basis was as follows:

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

				Total Net Fair
	Level 1	Level 2	Level 3	Value
	(in thousands)
At December 31, 2014
Investment, gross	$315	$—	$—	$315
Derivative financial instruments—assets	—	17,313	—	17,313
Derivative financial instruments—liabilities	—	—	—	—
Total	$315	$17,313	$—	$17,628
At March 31, 2015
Investment, gross	$—	$—	$—	$—
Derivative financial instruments—assets	—	19,406	—	19,406
Derivative financial instruments—liabilities	—	—	—	—
Total	$—	$19,406	$—	$19,406

There were no movements between Levels 1 and 2 during the three months ended March 31, 2015. The Company has not owned any Level 3 assets or liabilities since 2012.

Additional Fair Value Disclosures — The Company had 5,075 outstanding shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) (see Note 8 — Redeemable Preferred Stock and Warrants) at March 31, 2015. The obligation to redeem the preferred shares is reflected as debt (“mandatorily redeemable preferred stock”) in the condensed consolidated balance sheet (see Note 8 — Redeemable Preferred Stock and Warrants). The fair value and the carrying value of these securities at December 31, 2014 were $79.8 million and $64.0 million, respectively. The fair value and carrying value of these securities at March 31, 2015 is $82.2 million and $66.6 million, respectively. The fair value was determined by discounting the cash flows over the remaining life of the securities utilizing a LIBOR interest rate and a risk premium of approximately 10% and 11% at December 31, 2014 and March  31, 2015, respectively, which were based on companies with similar leverage ratios to PostRock. The Company has classified the valuation of these securities under Level 2 of the fair value hierarchy.

The Company’s debt consists entirely of floating-rate facilities. The carrying amount of floating-rate debt approximates fair value because the interest rates paid on such debt are generally set for periods of six months or shorter.

Note 5 — Investment

The Company elected the fair value option to account for its interest in SPP at inception. The fair value option was chosen as the Company determined that the market price of SPP’s publicly traded interests provided a more accurate fair value measure of the Company’s investment in SPP. The Company has not elected the fair value option for any of its other assets or liabilities. During the first quarter of 2015, the Company sold the remaining units in SPP and recorded a realized gain of $313,000 as shown in the table below.

The following table presents the mark-to-market and realized gains on the Company’s investment (recorded as a component of other income in the condensed consolidated statements of operations):

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended March 31,
	2014	2015
	(in thousands)
Mark-to-market gain (loss) on investment	$1,619	$(24)
Realized gain	—	313

The following table presents the Company’s investment in SPP at gross fair value, and the valuation allowance on SPP investment, which includes certain proceeds received from the settlement agreement as described below (presented net in the consolidated balance sheets):

	December 31,	March 31,
	2014	2015

	(in thousands)
Investment, at gross fair value	$315	$—
Valuation allowance on investment	(315)	—

Note 6 — Asset Retirement Obligations

The following table reflects the changes to asset retirement obligations for the periods indicated:

	Three Months Ended March 31,
	2014	2015
	(in thousands)
Asset retirement obligations at beginning of period	$13,228	$14,017
Liabilities incurred	17	—
Liabilities settled	(22)	(117)
Accretion	256	224
Asset retirement obligations at end of period	13,479	14,124
Current portion of asset retirement obligations	134	134
Noncurrent portion of asset retirement obligations	$13,345	$13,990

Note 7 — Long-Term Debt

The Company has a $200 million senior secured revolving credit facility (the “Borrowing Base Facility”) with the following outstanding balances:

	December 31,	March 31,
	2014	2015
	(in thousands)
Borrowing Base Facility	$83,000	$83,500
Less current maturities	—	—
Total long-term debt	$83,000	$83,500

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

With outstanding borrowings of $83.5 million and letters of credit of $1.4 million,  $30.1 million was available for additional borrowings at March 31, 2015. The Company is currently in discussion with its lenders regarding the redetermination of the Borrowing Base Facility that is to be effective as of May 1, 2015.  The terms of the Borrowing Base Facility are described within Note 10 of Item 8. Financial Statements and Supplementary Data in the 2014 10-K.

The Company was in compliance with all of its financial covenants under the Borrowing Base Facility at March 31, 2015.

Note 8 — Redeemable Preferred Stock and Warrants

Prior to June 30, 2016, the Company may accrue dividends rather than pay them in cash for all outstanding Series A Preferred Stock. Whenever dividends are accrued on a quarterly dividend payment date, the liquidation preference of the Series A Preferred Stock is increased by the amount of the accrued dividends and additional warrants to purchase shares of PostRock common stock are issued. The Company records the increase in liquidation preference and the issuance of additional warrants by allocating their relative fair values to the amount of accrued dividends. The allocation results in an increase to the Company’s mandatorily redeemable preferred stock related to the Series A Preferred Stock and an increase to additional paid in capital related to the additional warrants issued. The increase to additional paid in capital related to additional warrants issued for dividends paid in kind was $817,000 during the three months ended March 31, 2015. The following table summarizes changes in the Series A Preferred Stock and associated warrants:

		Number of	Liquidation
	Carrying Value	Outstanding	Value of	Number of	Weighted Average
	of Series A	Series A	Series A	Outstanding	Exercise Price of
	Preferred Stock	Preferred Shares	Preferred Stock	Warrants	Warrants
	(in thousands except share, warrant and per unit data)
December 31, 2014	$63,954	5,075	$79,760	3,301,249	$13.00
Accrued dividends	1,575	—	2,393	1,076,653	2.22
Accretion	1,096	—	—	—	—
March 31, 2015	$66,625	5,075	$82,153	4,377,902	$10.35

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9 — Equity and Earnings per Share

Share-Based Payments — The Company recorded share based compensation expense of $105,000 and $241,000 for the three months ended March 31, 2014 and 2015, respectively. Total share-based compensation to be recognized on unvested stock awards and options at March 31, 2015, is $590,000 over a weighted average period of one year. The following table summarizes option and restricted awards granted during 2015 and their associated valuation assumptions:

		Weighted
	Number of	fair value per	Weighted	Weighted	Weighted
	awards granted	option or share	exercise price	risk free rate	volatility
Restricted Stock Awards
First quarter 2015 director awards (1)	3,750	$3.04	n/a	n/a	n/a

________

(1)	Awards vest immediately.

Income/(Loss) per Share — A reconciliation of the denominator (number of shares) used in the basic and diluted per share calculations for the periods indicated is as follows:

	Three Months Ended March 31,
	2014	2015
Denominator for basic earnings per share	3,101,512	7,716,847
Effect of potentially dilutive securities
Warrants	—	—
Denominator for diluted earnings per share	3,101,512	7,716,847
Securities excluded from earnings per share calculation due to antidilutive effect
Stock options	209,291	255,561
Warrants	2,038,596	4,377,902

Common Stock Issuance — The Company had an effective universal shelf registration statement on Form S-3 until March of 2015. Pursuant to the registration statement, we implemented an at-the-market program under which shares of our common stock could be sold.  In March 2015, our Board of Directors suspended the program. There were sales of 28,416 shares of common stock for net proceeds of $134,000 in the first two months of the year.

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

Contractual Commitments —  The Company has numerous contractual commitments in the ordinary course of business including debt service requirements, operating leases and purchase obligations. During the three months ended March 31, 2015, we have not entered into any significant contractual commitments that would increase the amounts included in our outstanding contractual commitments table at December 31, 2014.

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 11 — Profit sharing and deferred compensation plans

401K plan — Substantially all of the Company’s employees are eligible to participate in a profit sharing plan under Section 401(k) of the Internal Revenue Code (the “401K plan”). Prior to 2013, employer matching contributions to the 401K plan were made in cash. Beginning in 2013, employer matching contributions to the 401K plan may be made in Company common stock. In general, the Company issues common stock to fund its matching contributions although, from time to time, purchases of common stock on the open market by the 401K plan trust may occur if funds are available as a result of forfeitures.  During the three months ended March 31, 2015,  34,789 shares of common stock were contributed to the 401K plan, of which 34,690 shares were issued by the Company.

The following table presents the expense incurred by the Company related to the 401K plan which is reflected in the condensed consolidated statements of operations as a component of general and administrative expense:

	Three Months Ended March 31,
	2014	2015
	(in thousands)
401(k) profit sharing plan cost	$149	$150

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

The following table presents the number of shares and the related fair values of common stock contributed by the Company to the deferred compensation plan for the three months ended March 31, 2014 and 2015. The fair value of common stock is based on the market price of the stock on the preceding day that the stock is transferred and thus deemed to be a Level 1 measurement under the fair value hierarchy.

	Three Months Ended March 31,
	2014	2015
	(in thousands, except per share amounts)
Shares of common stock contributed	915,809	12,743
Fair value of common stock contributed	$1,001	$46

Note 12 — Restatement of Previously Issued Consolidated Financial Statements

Prior to the issuance of the Company’s 2014 consolidated financial statements, the Company concluded that its previously issued 2010, 2011, 2012 and 2013 consolidated financial statements should be restated because of a misinterpretation of the guidance around accounting for its Series A Preferred Stock issued in September 2010.

Background of Restatement – As discussed further in Note 12 of Item 8. Financial Statements and Supplementary Data in the 2014 10-K, on September 21, 2010 and from time to time thereafter, the Company issued to White Deer Series A Preferred Stock, Series B Preferred Stock and warrants to purchase shares of the Company’s common stock in exchange for cash. The Series A Preferred Stock was recorded outside of permanent equity and liabilities, in the Company’s consolidated balance sheet because the settlement provisions of the warrants allowed White Deer to “net exercise” the warrants by permitting White Deer to pay the exercise price of the warrant by delivering the Series A Preferred Stock with a liquidation preference equal to the exercise price that would otherwise be due from White

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deer in cash. Although the terms of the Series A Preferred Stock has a mandatory redemption date attributed to it, the Company believed this provision associated with the warrants excluded the Series A Preferred Stock from the definition of mandatorily redeemable preferred stock under FASB ASC 480, “Distinguishing Liabilities from Equity.”  The Company now believes that under U.S. generally accepted accounting principles, because the warrants are detachable, and thus are separate from the Series A Preferred Stock, the features of the warrants cannot be considered when evaluating the classification of the Series A Preferred Stock, and the Company therefore believes that the Series A Preferred Stock should have been classified as a liability for all periods from its issuance date.

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

Details of the restatement for the quarter ending March 31, 2014 are as follows:

	For the three months ended March 31, 2014

	As Reported	Adjustment	Restated

	(in thousands, except per share data)

Operating loss	$703	$—	$703
Other income (expense)
Loss from derivative financial instruments	(5,115)	—	(5,115)
Gain on investment	1619	—	1,619
Interest expense, net	(3,530)	(1,299)	(4,829)
Total	(7,026)	(1,299)	(8,325)
Loss before income taxes	(6,323)	(1,299)	(7,622)
Income taxes	—	—	—
Net Loss	(6,323)	(1,299)	(7,622)
Preferred stock dividends	(929)	929	—
Accretion of redeemable preferred stock	(370)	370	—
Net Loss attributable to common stockholders	$(7,622)	$—	$(7,622)
Net loss per common share
Basic	$(2.46)	$—	$(2.46)
Diluted	$(2.46)	$—	$(2.46)
Weighted average common shares outstanding
Basic	3,102	—	3,102
Diluted	3,102	—	3,102

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the three months ended March 31, 2014

	As Reported	Adjustment	Restated
	(in thousands, except per share data)
Cash flows from operating activities
Net loss	$(6,323)	$(1,299)	$(7,622)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation, depletion and amortization	6,902		6,902
Share-based and other compensation	968		968
Amortization of deferred loan costs	129	—	129
(Gain) loss derivative financial instruments	5,115	—	5,115
Settlement of derivative financial instruments	(2,507)	—	(2,507)
Gain on disposal of assets	(19)	—	(19)
Gain on investment	(1,619)	—	(1,619)
Other non-cash changes to items affecting net loss	2,566	1,299	3,865
Changes in operating assets and liabilities			—
Accounts receivable	(1,528)	—	(1,528)
Accounts payable	(1,407)	—	(1,407)
Other	(758)	—	(758)
Net cash flows from operating activities	1,519	—	1,519
Cash flows used in investing activities
Restricted cash	(23)	—	(23)
Expenditures for equipment, development and leasehold	(4,430)	—	(4,430)
Proceeds from sale of assets	59	—	59
Net cash flows used in investing activities	(4,394)	—	(4,394)
Cash flows from financing activities
Proceeds from debt	19,000	—	19,000
Repayments of debt	(16,000)	—	(16,000)
Debt and equity financing costs	(11)	—	(11)
Net cash flows from financing activities	2,989	—	2,989
Net increase in cash and cash equivalents	114	—	114
Cash and equivalents beginning of period	37	—	37
Cash and equivalents end of period	$151	$—	$151

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Previously Issued Consolidated Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the effects of the restatement described in Note 12 of the Consolidated Financial Statements in Item 1 of this quarterly report.

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

The following discussion should be read together with the unaudited condensed consolidated financial statements and related notes included elsewhere herein and with our annual report on Form 10-K for the year ended December 31, 2014.

Operations and Production Update

Corporate and Operational –  In response to the recent collapse of oil and gas prices that began in the latter part of 2014, the Company reduced its Oklahoma City staff by nearly 25% and its field staff by nearly 20% in January and February 2015. Excluding one-time costs related to these reductions, operating costs through March are $12.6 million, or 11%   lower than the same period last year. Annualized, these and other saving initiatives are expected to result in savings of approximately $4.0 million starting in July. The 2015 capital budget was set at $5.4 million, an 86% reduction from 2014. The plan includes only maintenance capital and completion of development projects under way at year-end. At current prices, no additional drilling is planned in 2015.  Excess cash flow is expected to be used to reduce outstanding debt.

At current NYMEX oil and natural gas forward prices, for the remainder of 2015, management expects to record between $70 and $80 million of impairments to the carrying value of the Company’s oil and natural gas properties accounted for under the full cost method.  Management expects to record approximately $35 million in the second quarter and approximately $25 million and $15 million in the third and fourth quarters of 2015, respectively.

The collapse in prices has also necessitated a full review of strategy going forward.  The Company has engaged Evercore Group, L.L.C. to help evaluate strategic alternatives.  A special committee of the Board of Directors has been formed to oversee the process.

Central Oklahoma – Oil production for the first quarter averaged 634 net barrels per day, an increase of 78% from the prior-year period. Associated gas production in the region averaged 1.2 Mmcf/d, above initial expectations. Production from the four Hunton horizontal wells drilled in the region in the second half of 2014 averaged 319 net barrels of oil per day for the quarter. Through March 31, the wells have produced 115,790 gross barrels of oil, 89,881 net, as well as 226 gross Mmcf of associated natural gas, 172 net Mmcf.

In June 2014, the Company entered into a joint venture with Silver Creek Oil & Gas, LLC covering approximately 17,900 gross acres in Cleveland and Pottawatomie Counties in Central Oklahoma. The Company participated in drilling two Woodford horizontal wells which were put on production early in the fourth quarter. Unfortunately, results to-date have been very disappointing. The Company has a 30% interest in the wells and spent a combined total of approximately $2.5 million on them.

Cherokee Basin – Gas production in the period averaged 32.3 net Mmcf per day, a 7% decline from the prior-year period. Oil production averaged 135 net barrels per day, a 36% decline from the prior-year period.

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2015

The following table presents financial and operating data for the periods indicated as follows:

	Three Months Ended March 31,		Increase/
	2014	2015	(Decrease)
	($ in thousands except per unit data)
Natural gas sales	$15,963	$8,811	$(7,152)	(44.8)%
Crude oil sales	$5,105	$3,197	$(1,908)	(37.4)%
Production expense	$10,272	$9,675	$(597)	(5.8)%
General and administrative	$3,911	$3,395	$(516)	(13.2)%
Depreciation, depletion and amortization	$6,902	$7,299	$397	5.8%
Other income (expense)	$(8,325)	$1,440	$9,765	*
Sales Data - Volumes
Natural gas sales (MMcf)	3,258	3,111	(147)	(4.5)%
Oil sales (Bbls)	53,586	71,906	18,320	34.2%
Total sales (MMcfe)	3,580	3,543	(37)	(1.0)%
Average daily sales (MMcfe/d)	39.8	39.4	(0)	(1.0)%
Average Sales Price per Unit
Natural gas (Mcf)	$4.90	$2.83	$(2.07)	(42.2)%
Oil (Bbl)	$95.27	$44.46	$(50.81)	(53.3)%
Natural gas equivalent (Mcfe)	$5.88	$3.39	$(2.49)	(42.3)%
Average Unit Costs per Mcfe
Production expense	$2.87	$2.73	$(0.14)	(4.8)%
Depreciation, depletion and amortization	$1.93	$2.06	$0.13	6.8%

____________

* Not meaningful

Natural gas sales decreased $7.2 million, or 44.8%, from $16.0 million during the three months ended March 31, 2014, to $8.8 million during the three months ended March 31, 2015. Lower natural gas prices and lower gas volumes resulted in decreased revenues of $6.4 million and $728,000, respectively. The decline in gas volumes resulted from the lack of gas development projects in the last two years as we have focused our capital on oil projects in Central Oklahoma. Our average realized natural gas price decreased from $4.90 per Mcf for the three months ended March 31, 2014, to $2.83 per Mcf for the three months ended March 31, 2015.

Oil sales decreased $1.9 million, or 37.4%, from $5.1 million during the three months ended March 31, 2014, to $3.2 million during the three months ended March 31, 2015. Higher oil volumes resulting in increased revenues of $1.7 million were offset by lower oil prices resulting in decreased revenue of $3.7 million. Our oil production has grown as a result of development activities that have focused on expanding oil production and reserves since mid-2012. Our average realized oil price decreased from $95.27 per barrel for the three months ended March 31, 2014, to $44.46 per barrel for the three months ended March 31, 2015.

Production expense, consisting of lease operating expenses, severance and ad valorem taxes (“production taxes”) and gathering expense, decreased by $597,000, or 5.8%, from $10.3 million during the three months ended March 31, 2014, to $9.7 million during the three months ended March 31, 2015. Higher lease operating costs in Central Oklahoma of $230,000 resulting from higher production in the area were more than offset by lower lease operating and gathering costs in all other areas of $291,000 and lower production taxes of $537,000.  Production expenses were $2.87 per Mcfe for the three months ended March 31, 2014, as compared to $2.76 per Mcfe for the three months ended March 31, 2015.

Depreciation, depletion and amortization increased $397,000, or 5.8%, from $6.9 million during the three months ended March 31, 2014, to $7.3 million during the three months ended March 31, 2015. On a per unit basis, we had an increase of $0.13 per Mcfe from $1.93 per Mcfe during the three months ended March 31, 2014, to $2.06 per Mcfe during the three months ended March 31, 2015. The increase was primarily a result of an increase in the depreciation rate which was partially offset by lower volumes.

General and administrative expenses decreased $516,000, or 13.2%, from $3.9 million during the three months ended March 31,

2014, to $3.5 million during the three months ended March 31, 2015.  While we showed small decreases in most general and administrative expense categories, the largest drivers were in non-cash compensation, legal fees and franchise taxes in the current period.  We incurred approximately $350,000 in one-time severance charges related to the January staffing reductions in the current period.  Excluding these costs, our general and administrative costs for the period would be $873,000 lower than the 2014 period.

Other income (expense) consists primarily of realized and unrealized gains or losses from derivative instruments, gains or losses from equity investment, net interest expense and other income or expenses items. We recorded a realized loss on our derivative contracts of $2.5 million for the three months ended March 31, 2014, compared to a realized gain of $3.1 million for the three months ended March 31, 2015. We recorded an unrealized loss from derivative instruments of $2.6 million for the three months ended March 31, 2014 compared to an unrealized gain of $2.1 million for the three months ended March 31, 2015. We recorded a realized gain on our investment in SPP of $313,000 for the three months ended March 31, 2015. We recorded a mark-to-market gain of $1.6 million for the three months ended March 31, 2014 compared to a mark-to-market loss of $24,000 on our investment in SPP for the three months ended March 31 2015. Interest expense, net, was $4.8 million during the three months ended March 31, 2014, and $4.3 million during the three months ended March 31, 2015. Excluding non-cash interest related to our Series A Preferred Stock of $3.8 million and $3.5 million for the three months ended March 31, 2014 and 2015, respectively, interest expense, net was $965,000 compared to $852,000 in the 2014 and 2015 periods, respectively.  In the 2015 period we received restitution, in connection with the November 2010 criminal convictions of Jerry Cash and David Grose, of $6,000 and $301,000, respectively.

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

Our primary source of liquidity for the three months ended March 31, 2015,  was cash from operations. At March 31, 2015, our debt increased by $500,000 from December 31, 2014. The increase was primarily due to an increase in borrowing under our credit facility.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $5.6 million for the three months ended March 31, 2015, compared to $1.5 million for the three months ended March 31, 2014. The increase in cash was primarily a result of an increase in working capital of $3  million from the prior year period.

Cash Flows from Investing Activities

Cash flows used in investing activities were $6.2 million for the three months ended March 31, 2015, compared to $4.4 million for the three months ended March 31, 2014. The increased outflow was primarily due to greater capital expenditures in the current period for capital projects incurred during 2014 compared with greater capital projects in the first quarter of 2014 that were incurred, but were accrued and not yet paid by the end of the first quarter of 2014. Capital expenditures in the prior-year period were higher as a result of a higher number of oil development projects when compared to the number of projects in the current period. Acquisition and development capital expenditures in the current year reflect our previously announced reduction of capital activity and the absence of capital expenditures related to the compressor optimization project in the Cherokee Basin. The following table sets forth our capital expenditures, including costs we have incurred, but not paid by major categories for the three months ended March 31, 2015:

Three Months Ended
March 31, 2015
(in thousands)
Capital expenditures
Acquisition	$187
Development	1,589
Other	166
Total capital expenditures	$1,942

Cash Flows from Financing Activities

Cash flows from financing activities were $634,000 for the three months ended March 31, 2015, as compared to cash flows of $3 million for the three months ended March 31, 2014. The difference in cash flows was primarily driven by larger debt borrowing in the prior year.

Sources of Liquidity in 2015 and Capital Requirements

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

At March 31, 2015, we had a $200 million secured borrowing base revolving credit facility, which we use as an external source of long and short term liquidity. The borrowing base was last redetermined on October  31, 2014 based on reserves at June 30, 2014 and has remained unchanged at $115 million. With outstanding borrowings of $83.5 million and letters of credit of $1.4 million, $30.1 million was available for additional borrowings at March 31, 2015. The terms of the Borrowing Base Facility are described within Note 10 of Item 8. Financial Statement and Supplementary Data in our annual report on Form 10-K for the year ended December 31, 2014.

Our borrowing base credit facility will undergo a borrowing base redetermination based on proved reserves attributable to our borrowing base oil and gas properties as of December 31, 2014 that will be effective on or about May 1, 2015.  The borrowing base is determined based on the value of our oil and natural gas proved reserves at our lenders’ forward price forecasts, which are generally derived from futures prices. As such, our borrowing base can be adversely affected by downward fluctuations in future prices of oil and natural gas. There has been a significant decline in lender forward price forecasts since our borrowing base was last determined and as a result we expect a reduction in our borrowing base. A reduction in the borrowing base will reduce our available liquidity. If the reduction results in the outstanding amount under the facility exceeding the borrowing base, we will be required to repay the deficiency within 30 days or in six monthly installments thereafter at our election. Management expects the redetermination to conclude during the last two weeks of May 2015.

With expected availability under our Borrowing Base Facility following the redetermination and expected cash flows from operations, we believe that we will have sufficient liquidity to fund our capital expenditures and financial obligations through 2015.

Dilution

At March 31, 2015, including 4,307,239 shares of our common stock held by White Deer, we had 6,415,100 shares of common stock outstanding. In addition, we had 4,377,902 outstanding warrants to purchase our common stock, all of which are owned by White Deer, at an average exercise price of $10.35. We also had 165,510 shares held in a rabbi trust for our deferred compensation plan, 12,856 restricted stock units and 255,561 options outstanding granted under our long-term incentive plan. Consequently, if these securities were included as outstanding, our outstanding shares would have been 11,226,929, of which the warrants and common stock owned by White Deer would represent approximately 77%. By exercising its warrants, White Deer can benefit from its respective percentage of all of our profits and growth. In addition, if White Deer begins to sell significant amounts of our common stock, or if public markets perceive that it may sell significant amounts of our common stock, the market price of our common stock may be significantly impacted.

We had an effective universal shelf registration statement on Form S-3 until March 2015. Pursuant to the registration statement, we implemented an at-the-market program under which shares of our common stock could be sold.  In March 2015, our Board of Directors suspended the program. There were sales of 28,416 shares of common stock for net proceeds of $134,000 in the first two months of the year.

Contractual Obligations

We have numerous contractual commitments in the ordinary course of business including debt service requirements, operating leases and purchase obligations. During the three months ended March 31, 2015, we have not entered into any contractual commitments that would materially increase the amounts included in our outstanding contractual commitments table at December 31, 2014.

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

You should consider carefully the statements under Item 1A. Risk Factors included in our annual report on Form 10-K for the year ended December 31, 2014, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following table summarizes the estimated volumes, fixed prices and fair value attributable to our oil and gas derivative contracts at March 31, 2015.

	Remainder of	Year Ending December 31,
	2015	2016	Total
	($ in thousands, except per unit data)
Natural Gas Swaps
Contract volumes (MMBtu)	6,737,670	7,814,028	14,551,698
Weighted-average fixed price per MMBtu	$4.01	$4.01	$4.01
Fair value, net	$8,242	$6,928	$15,170
Crude Oil Swaps
Contract volumes (Bbl)	53,676	65,568	119,244
Weighted-average fixed price per Bbl	$92.73	$90.33	$91.41
Fair value, net	$2,152	$2,084	$4,236
Total fair value, net	$10,394	$9,012	$19,406

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

In connection with the preparation of this quarterly report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer (who currently serves as our principal financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our principal executive officer (who also currently serves as our principal financial officer) concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Changes in Internal Controls over Financial Reporting

As previously reported in Management’s Report on Internal Control Over Financial Reporting in our 2014 Form 10-K, in the fourth quarter of 2014, we identified a material weakness related to our controls over the accounting for non-routine transactions of a complex nature.  Specifically, during the operation of controls designed to properly account for non-routine, complex transactions, we failed to timely detect the misinterpretation of generally accepted accounting principles surrounding the classification of mandatorily redeemable preferred stock.  Accordingly, we did not appropriately classify such financial instrument in our consolidated balance sheet from its issuance in September 2010 through September 2014.  This control deficiency resulted in a material understatement of our long-term liabilities and interest expense in our consolidated financial statements and related consolidated financial information for such periods.  We subsequently adopted a plan to remediate the material weakness.  We have developed and are implementing the following steps to remediate the material weakness and maintain a strong internal control environment:

•	Enhanced review and analytical procedures to evaluate the accuracy of all non-routine and complex transactions, including but not limited to mandatorily redeemable preferred stock transactions;
•	Reassessed the accounting treatment of each of our historical mandatorily redeemable preferred stock transactions;
•

Enhanced procedures to help ensure that the proper accounting for all non-routine and complex transactions is researched, detailed in memoranda and reviewed by senior financial management on a timely basis prior to recording; and

•

Continued evaluation and enhancement of internal technical accounting capabilities, augmented by the use of third party advisors and consultants to assist with areas requiring specialized technical accounting expertise and reviewed by management.

Although we believe the aforementioned steps taken to date have strengthened our internal control over financial reporting, as of the end of the first quarter, we do not yet have sufficient evidence or instances of control performance to conclude that the steps we have taken would prevent or detect a material misstatement.  Therefore, the previously reported material weakness still exists at the end of the period covered by this report.

There were no other changes in internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS.

For additional information about our risk factors, see Item 1A. “Risk Factors” in our 2014 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding purchases of our common stock that were made by us during the first three months of 2015. PostRock does not have any publicly announced equity securities repurchase plans or program

	Total Number	Average
	of Shares	Price Paid
	Purchased (1)	per Share
January 1 - January 31	—	$—
February 1 - February 28	1,540	$4.39
March 1 - March 31	—	$—
Total	1,540	$4.39
_________
______

(1)   Share repurchases represent shares withheld by us from employees for the payment of personal income tax withholding on restricted stock vesting.

ITEM 6. EXHIBITS

10.1

At-The-Market Issuance Sales Agreement, dated February 10, 2015, between PostRock Energy Corporation and MLV & Co. LLC (incorporated herein by reference to Exhibit 10.1 to PostRock’s Current Report on Form 8-K filed on February 10, 2015).

31.1*

Certification by principal executive officer (who also serves as principal financial officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by principal executive officer (who also serves as principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	Taxonomy Extension Definition Linkbase Document.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of May 2015.

PostRock Energy Corporation

By:	/s/ Terry W. Carter
Terry W. Carter
Chief Executive Officer and President