Form 10-Q/A
period 2015-03-31
PostRock Energy Corp
filed 2015-08-06
CIK 1473061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Form 10-Q/A

(Amendment No. 1)

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

1

POSTROCK ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

2

PART I — FINANCIAL INFORMATION

EXPLANATORY NOTE--RESTATEMENT OF EARNINGS PER SHARE

This Form 10-Q/A is being filed solely to amend Part I, Item 1 -- Financial Statements and Part I, Item 4 “Controls and Procedures” of the Quarterly Report of PostRock Energy Corporation on Form 10-Q for the quarterly period ended March 31, 2015 originally filed on May 14, 2015 to restate the net loss per share for both the basic and diluted amounts for the quarterly period ended March 31, 2015 and the weighted average common shares outstanding used to calculate both the basic and diluted net loss per share amounts reported in the Form 10-Q.

This document includes a restated net loss per common share for both the basic and diluted amounts and the weighted average common shares outstanding used in determining both the basic and diluted net loss per share amounts reported on the condensed consolidated statements of operations and in Note 9 of the Form 10-Q.  For more information concerning this restatement, see Part I, Item 1 – Financial Statements and Part I, Item 4 “Controls and Procedures” in this Form 10-Q/A.

For purposes of this Form 10-Q/A and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, each item of the Form 10-Q as originally filed on May 14, 2015 that was affected by the restatement has been amended and restated in its entirety. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q, including in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to reflect events occurring after the original filing date, except as required to reflect the effects of the restatement. In particular, and without limitation, we have provided certain forward-looking information in this Form 10-Q/A. This information has not been revised from the information provided in the originally filed Form 10-Q because it was not affected by the restatement.

EXPLANATORY NOTE--RESTATEMENT OF 2014 FINANCIAL INFORMATION

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

3

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

POSTROCK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2014	2015
	(Restated)	(Restated)
	(in thousands, except per share data)
Revenues
Natural gas sales	$15,963	$8,811
Crude oil sales	5,105	3,197
Gathering	735	488
Total	21,803	12,496
Costs and expenses
Production	10,272	9,675
General and administrative	3,911	3,395
Depreciation, depletion and amortization	6,902	7,299
Gain on disposal of assets	(19)	(57)
Acquisition costs	34	—
Total	21,100	20,312
Operating income (loss)	703	(7,816)
Other income (expense)
Gain (loss) from derivative financial instruments	(5,115)	5,184
Gain on investment	1,619	289
Other income (expense), net	—	308
Interest expense, net	(4,829)	(4,341)
Total	(8,325)	1,440
Loss before income taxes	(7,622)	(6,376)
Income taxes	—	—
Net loss attributable to common stockholders	$(7,622)	$(6,376)
Net loss per common share
Basic loss per share	$(2.46)	$(0.98)
Diluted loss per share	$(2.46)	$(0.98)
Weighted average common shares outstanding
Basic	3,102	6,504
Diluted	3,102	6,504

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

(Unaudited)

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

Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, the Company concluded that its previously issued disclosure of the net loss per common share and the weighted average common shares outstanding for the aforementioned period should be restated due to an error in the calculation of the weighted average common shares outstanding    (see Note 12 — Restatement).

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

Income/(Loss) per Share — A reconciliation of the denominator (number of shares) used in the basic and diluted per share calculations for the periods indicated is as follows:

	Three Months Ended March 31,
	2014	2015
		(restated)
Denominator for basic earnings per share	3,101,512	6,504,365
Effect of potentially dilutive securities
Warrants	—	—
Denominator for diluted earnings per share	3,101,512	6,504,365
Securities excluded from earnings per share calculation due to antidilutive effect
Stock options	209,291	255,561
Warrants	2,038,596	4,377,902

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

Details of the restatement for the quarter ending March 31, 2014 are as follows:

	For the three months ended March 31, 2014

	As Reported	Adjustment	Restated

	(in thousands, except per share data)

Operating income	$703	$—	$703
Other income (expense)
Loss from derivative financial instruments	(5,115)	—	(5,115)
Gain on investment	1619	—	1,619
Interest expense, net	(3,530)	(1,299)	(4,829)
Total	(7,026)	(1,299)	(8,325)
Loss before income taxes	(6,323)	(1,299)	(7,622)
Income taxes	—	—	—
Net Loss	(6,323)	(1,299)	(7,622)
Preferred stock dividends	(929)	929	—
Accretion of redeemable preferred stock	(370)	370	—
Net Loss attributable to common stockholders	$(7,622)	$—	$(7,622)
Net loss per common share
Basic	$(2.46)	$—	$(2.46)
Diluted	$(2.46)	$—	$(2.46)
Weighted average common shares outstanding
Basic	3,102	—	3,102
Diluted	3,102	—	3,102

	For the three months ended March 31, 2014

	As Reported	Adjustment	Restated
	(in thousands, except per share data)
Cash flows from operating activities
Net loss	$(6,323)	$(1,299)	$(7,622)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation, depletion and amortization	6,902		6,902
Share-based and other compensation	968		968
Amortization of deferred loan costs	129	—	129
(Gain) loss derivative financial instruments	5,115	—	5,115
Settlement of derivative financial instruments	(2,507)	—	(2,507)
Gain on disposal of assets	(19)	—	(19)
Gain on investment	(1,619)	—	(1,619)
Other non-cash changes to items affecting net loss	2,566	1,299	3,865
Changes in operating assets and liabilities			—
Accounts receivable	(1,528)	—	(1,528)
Accounts payable	(1,407)	—	(1,407)
Other	(758)	—	(758)
Net cash flows from operating activities	1,519	—	1,519
Cash flows used in investing activities
Restricted cash	(23)	—	(23)
Expenditures for equipment, development and leasehold	(4,430)	—	(4,430)
Proceeds from sale of assets	59	—	59
Net cash flows used in investing activities	(4,394)	—	(4,394)
Cash flows from financing activities
Proceeds from debt	19,000	—	19,000
Repayments of debt	(16,000)	—	(16,000)
Debt and equity financing costs	(11)	—	(11)
Net cash flows from financing activities	2,989	—	2,989
Net increase in cash and cash equivalents	114	—	114
Cash and equivalents beginning of period	37	—	37
Cash and equivalents end of period	$151	$—	$151

Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, the Company concluded that its previously issued disclosure of the net loss per common share and the weighted average common shares outstanding for the aforementioned period should be restated due to an error in the calculation of the weighted average common shares outstanding for the first quarter of 2015.

Background of Restatement – As discussed further in “Controls and Procedures” in Item 4 of this Form 10-Q/A, the Company discovered an error in its calculation of net loss per share and the weighted average common shares outstanding for the period.

Impact of the Restatement - The effect of the restatement on the Company’s net loss per common share for the quarter ended March 31, 2015 results in a larger net loss per common share and a lower number of weighted average common shares outstanding for the period.

Details of the restatement for the quarter ended March 31, 2015 are as follows:

	For the three months ended March 31, 2015

	As Reported	Adjustment	As Restated
	(in thousands, except per share data)

Net loss attributable to common stockholders	$(6,376)	$—	$(6,376)
Net loss per common share			.
Basic	$(0.83)	$(0.15)	$(0.98)
Diluted	$(0.83)	$(0.15)	$(0.98)
Weighted average common shares outstanding
Basic	7,717	(1,213)	6,504
Diluted	7,717	(1,213)	6,504

	For the three months ended March 31, 2015

	As Reported	Adjustment	Restated
Denominator for basic earnings per share	7,716,847	(1,212,482)	6,504,365
Effect of potentially dilutive securities
Warrants	—	—	—
Denominator for diluted earnings per share	7,716,847	(1,212,482)	6,504,365
Securities excluded from earnings per share calculation due to antidilutive effect
Stock options	255,561	—	255,561
Warrants	4,377,902	—	4,377,902

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

Subsequent to the filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2015, we concluded that our previously issued disclosure of the net loss per common share and the weighted average common shares outstanding for the aforementioned period should be restated due to an error in the calculation of the weighted average common shares outstanding for the first quarter of 2015.  In connection therewith, our management identified another material weakness in internal control over financial reporting as of March 31, 2015.  The material weakness resulted in an error in the calculation of the weighted average common shares outstanding for the first quarter of 2015, which is used to calculate earnings per share.  Due to significant turnover in financial reporting personnel during this period and the fact that we also affected a 10 for 1 reverse stock split in the same period, we did not perform a sufficient and timely review of this calculation.   The result of this error is that our net loss per share was understated and the weighted average common shares outstanding reported was overstated in the Quarterly Report on Form 10-Q for the period ended March 31, 2015.

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

We are developing and are implementing the following steps to remediate the material weaknesses in order to maintain a strong internal control environment:

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

•

Continued evaluation and enhancement of internal technical accounting capabilities, augmented by the use of third party advisors and consultants to assist with areas requiring specialized technical accounting expertise and reviewed by management.; and

•	Detailed and timely review of all key spreadsheets and related calculations.

We believe the aforementioned steps will strengthen our internal control over financial reporting.  Once these steps have been fully implemented and tested, we believe we will have sufficient evidence or instances of control performance to conclude that the steps we have taken will prevent or detect a material misstatement.

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

**  Furnished herewith.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized this 6th day of August 2015.

PostRock Energy Corporation

By:	/s/ Terry W. Carter
Terry W. Carter
Chief Executive Officer and President