Form 10-Q
period 2015-06-30
PostRock Energy Corp
filed 2015-08-06
CIK 1473061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Form 10-Q

______________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2015

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

At July 31, 2015, there were 6,580,935 outstanding shares of the registrant’s common stock having an aggregate market value of $14.3 million based on a closing price of $2.17 per share.

POSTROCK ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

i

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

This Quarterly Report on Form 10-Q for the quarter ended June  30, 2015, includes restated consolidated statements of operations and cash flows for the three and six month periods ended June  30, 2014.   We do not plan to amend previously filed reports in connection with the restatement. The financial information that has been previously filed or otherwise reported for the three and six month periods ended June  30, 2014 is superseded by the information in this Quarterly Report on Form 10-Q.  Unless otherwise stated, all financial and accounting information contained in this Quarterly Report on Form 10-Q is presented on a restated basis.

ii

Item 1. Financial Statements

POSTROCK ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	June 30,
	2014	2015
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$46	$3,059
Accounts receivable—trade, net	9,080	4,542
Other receivables	515	4,310
Inventory	1,042	1,242
Other	1,031	846
Derivative financial instruments	11,151	8,613
Total	22,865	22,612
Oil and natural gas properties, full cost method of accounting, net	153,240	103,540
Other property and equipment, net	11,829	10,242
Derivative financial instruments	6,162	1,816
Other, net	1,579	1,292
Total assets	$195,675	$139,502
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$9,278	$2,500
Revenue payable	4,051	3,096
Accrued expenses and other	3,283	4,047
Current maturities of long-term debt	—	10,380
Total	16,612	20,023
Long-term debt, less current maturities	83,000	74,620
Mandatorily redeemable Series A preferred stock, $0.01 par value; 5,075 shares issued and outstanding	63,954	69,426
Asset retirement obligations	13,884	14,091
Other	1	—
Total liabilities	177,451	178,160
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit)
Preferred stock, $0.01 par value; 5,000,000 authorized shares; 23,098 and 40,428 shares of Series B Voting Preferred Stock issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 100,000,000 authorized shares; issued—6,523,811 and 7,066,772; outstanding—6,336,728 and 6,562,116, respectively	65	71
Additional paid-in capital	481,050	484,227
Treasury stock, at cost	(2,432)	(2,804)
Accumulated deficit	(460,459)	(520,152)
Total stockholders’ equity (deficit)	18,224	(38,658)
Total liabilities and stockholders’ equity (deficit)	$195,675	$139,502

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2015		2014			2015
	(Restated)				(Restated)
	(in thousands, except per share data)
Revenues
Natural gas sales	$14,656	$7,679			$30,619			$16,490
Crude oil sales	6,194	3,109			11,299			6,306
Gathering	746	385			1,481			873
Total	21,596	11,173			43,399			23,669
Costs and expenses
Production	10,564	9,063			20,836			18,738
General and administrative	3,499	2,995			7,410			6,390
Depreciation, depletion and amortization	7,357	7,310			14,259			14,609
Impairment of oil and gas properties	—	39,394			—			39,394
Gain on disposal of assets	(59)	(142)			(78)			(199)
Acquisition costs	13	—			47			—
Total	21,374	58,620			42,474			78,932
Operating income (loss)	222	(47,447)			925			(55,263)
Other income (expense)
Gain (loss) from derivative financial instruments	(2,819)	(1,423)			(7,934)			3,761
Gain on investment	87	—	(289)	—	1,706	289	—	289
Other income (expense), net	5	27			5			335
Interest expense, net	(4,940)	(4,474)			(9,769)			(8,815)
Total	(7,667)	(5,870)			(15,992)			(4,430)
Loss before income taxes	(7,445)	(53,317)			(15,067)			(59,693)
Income taxes	—	—			—			—
Net loss attributable to common stockholders	$(7,445)	$(53,317)			$(15,067)			$(59,693)
Net loss per common share
Basic loss per share	$(2.34)	$(7.90)			$(4.80)			$(9.00)
Diluted loss per share	$(2.34)	$(7.90)			$(4.80)			$(9.00)
Weighted average common shares outstanding
Basic	3,180	6,745			3,141			6,636
Diluted	3,180	6,745			3,141			6,636

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2015
	(Restated)
	(in thousands)
Cash flows from operating activities
Net loss	$(15,067)	$(59,693)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation, depletion and amortization	14,259	14,609
Impairments of oil and gas properties	—	39,394
Share-based and other compensation	1,921	1,153
Amortization of deferred loan costs	260	283
(Gain) loss on derivative financial instruments	7,934	(3,761)
Settlement of derivative financial instruments	(4,432)	6,589
Gain on disposal of assets	(78)	(199)
Gain on investment	(1,706)	(289)
Other non-cash changes to items affecting net loss	7,889	7,095
Changes in operating assets and liabilities
Accounts receivable	(416)	4,538
Accounts payable	(1,304)	(2,193)
Other	(809)	(80)
Net cash flows from operating activities	8,451	7,446
Cash flows from (used in) investing activities
Restricted cash	(56)	—
Proceeds from sale of investment	10,778	289
Expenditures for equipment, development and leasehold	(14,737)	(7,090)
Proceeds from sale of assets	538	234
Net cash flows used in investing activities	(3,477)	(6,567)
Cash flows from (used in) financing activities
Proceeds from debt	36,000	18,000
Repayments of debt	(41,000)	(16,000)
Debt and equity financing costs	(11)	—
Proceeds from issuance of common stock	—	134
Net cash flows from (used in) financing activities	(5,011)	2,134
Net increase (decrease) in cash and cash equivalents	(37)	3,013
Cash and cash equivalents beginning of period	37	46
Cash and cash equivalents end of period	$—	$3,059

The accompanying notes are an integral part of these statements.

POSTROCK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts subsequent to December 31, 2014 are unaudited)

		Preferred	Common	Common	Additional	Shares of
	Preferred	Stock	Shares	Stock	Paid-in	Treasury	Treasury	Accumulated	Total
	Shares	Par Value	Issued	Par Value	Capital	Stock	Stock	Deficit	(Deficit)

	(in thousands, except share data)
Balance, December 31, 2014	23,098	$—	6,523,811	$65	$481,050	187,083	$(2,432)	$(460,459)	$18,224
Stock-based compensation	—	—	—	—	317	—	—	—	317
Restricted stock grants, net of forfeitures	—	—	94,945	1	9	2,369	(9)	—	1
Funding of 401K and deferred compensation plans	—	—	419,600	4	1,095	315,204	(363)	—	736
Issuance of Series B preferred stock	17,330	—	—	—	—	—	—	—	—
Issuance of warrants	—	—	—	—	1,623	—	—	—	1,623
Issuance of common stock, net	—	—	28,416	1	133	—	—	—	134
Net loss	—	—	—	—	—	—	—	(59,693)	(59,693)
Balance, June 30, 2015	40,428	$—	7,066,772	$71	$484,227	504,656	$(2,804)	$(520,152)	$(38,658)

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The substantial drop in oil and natural gas prices since June 30, 2014 has significantly affected our revenue, profitability and cash flow and has led to an impairment of our oil and gas properties. Additionally, a decrease in the borrowing base under our senior secured revolving credit facility to $76 million led to a $10.4 million borrowing base deficiency at June 30, 2015 which must be repaid in installments through December 2015.  Another borrowing base redetermination is scheduled for August 2015, based on the Company’s December 31, 2014 reserve report, which redetermined borrowing base will then be in effect until the next regularly scheduled borrowing base determination in November 2015, and further reductions appear likely.  In February 2015, we engaged Evercore Group L.L.C. to assist the Board in evaluating our strategic alternatives which includes, among other things, merging or selling the Company, selling operating assets, obtaining additional capital from other sources and/or renegotiating the terms of our existing credit agreement sufficient to meet both our operating expenses and financial obligations.  While this evaluation is actively under way, there can be no assurance that we will be successful in these efforts or that we will have sufficient funds to cover our operational and financial obligations over the next twelve months, which raise substantial doubt as to our ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2 — Other Balance Sheet Items

Components of the condensed consolidated balance sheet items are described below:

	December 31,	June 30,
	2014	2015
	(in thousands)
Other current assets
Prepaid fees and deposits	$975	$803
Other	56	43
Total	$1,031	$846
Other noncurrent assets, net
Deferred financing costs	$1,126	$843
Noncurrent deposits and other	453	449
Total	$1,579	$1,292
Accrued expenses and other
Interest	$26	$254
Employee-related costs and benefits	1,870	1,006
Non-income related taxes	40	1,291
Fees for services	316	172
Asset retirement obligations	134	134
Other	897	1,190
Total	$3,283	$4,047
Other noncurrent liabilities
Other	$1	$—
Total	$1	$—

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

		December 31,	June 30,
Derivative Financial Instruments	Balance Sheet location	2014	2015
		(in thousands)
Commodity contracts	Current derivative financial instrument asset	$11,151	$8,613
Commodity contracts	Long-term derivative financial instrument asset	6,162	1,816
		$17,313	$10,429

Gains and losses associated with derivative financial instruments related to oil and gas production were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(in thousands)
Realized gains (losses)	$(1,925)	$7,554	$(4,432)	$10,645
Unrealized gains (losses)	(894)	(8,977)	(3,502)	(6,884)
Total gain (loss) from derivative financial instruments	$(2,819)	$(1,423)	$(7,934)	$3,761

The Company entered into an International Swap Dealers Association Master Agreement (ISDA) with each of its two counterparties for which it holds derivative contracts. The ISDA is a standard contract that governs all derivative contracts entered into between the Company and the respective counterparty. The ISDA allows for offsetting of amounts payable or receivable between the Company and the counterparty, at the election of both parties, for transactions that occur on the same date and in the same currency. The Company has multiple oil swap contracts that could be offset under these provisions, but has not offset the fair values of its derivative assets due to the absence of any derivative liabilities on its condensed consolidated balance sheets. The ISDA also includes a master netting arrangement in the event of early termination or default.

The following table summarizes the estimated volumes, fixed prices and fair values attributable to all of the Company’s oil and gas derivative contracts at June  30, 2015.

	Remainder of	Year Ending December 31,
	2015	2016	Total
	($ in thousands, except per unit data)
Natural Gas Swaps
Contract volumes (MMBtu)	4,491,780	3,765,840	8,257,620
Weighted-average fixed price per MMBtu	$4.01	$3.96	$3.99
Fair value, net	$4,962	$2,921	$7,883
Crude Oil Swaps
Contract volumes (Bbl)	35,784	49,176	84,960
Weighted-average fixed price per Bbl	$92.73	$90.33	$91.34
Fair value, net	$1,156	$1,390	$2,546
Total fair value, net	$6,118	$4,311	$10,429

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4 — Fair Value Measurements

Certain assets and liabilities are measured at fair value on a recurring basis in the Company’s condensed consolidated balance sheets. The following methods and assumptions were used to estimate the fair values:

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable — The carrying amounts approximate fair value due to the short-term nature or maturity of the instruments.

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

The Company classifies assets and liabilities within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement of each individual asset and liability taken as a whole. Measurement information for assets and liabilities that are measured at fair value on a recurring basis was as follows:

				Total Net Fair
	Level 1	Level 2	Level 3	Value
	(in thousands)
At December 31, 2014
Investment, gross	$315	$—	$—	$315
Derivative financial instruments—assets	—	17,313	—	17,313
Derivative financial instruments—liabilities	—	—	—	—
Total	$315	$17,313	$—	$17,628
At June 30, 2015
Investment, gross	$—	$—	$—	$—
Derivative financial instruments—assets	—	10,429	—	10,429
Derivative financial instruments—liabilities	—	—	—	—
Total	$—	$10,429	$—	$10,429

There were no movements between Levels 1 and 2 during the three and six months ended June  30, 2015. The Company has not owned any Level 3 assets or liabilities since 2012.

Additional Fair Value Disclosures — The Company had 5,075 outstanding shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) (see Note 8 — Redeemable Preferred Stock and Warrants) at June 30, 2015. The obligation to redeem the preferred shares is reflected as debt (“mandatorily redeemable preferred stock”) in the condensed consolidated balance sheet (see Note 8 — Redeemable Preferred Stock and Warrants). The fair value and the carrying value of these securities at December 31, 2014 were $79.8 million and $64.0 million, respectively. The fair value and carrying value of these securities at June  30, 2015 is $84.6 million and $69.4 million, respectively. The fair value was determined by discounting the cash flows over the remaining life of the securities utilizing a LIBOR interest rate and a risk premium of approximately 10% at December 31, 2014 and June 30, 2015,  which was based on companies with similar leverage ratios to PostRock. The Company has classified the valuation of these securities under Level 2 of the fair value hierarchy.

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

The following table presents the mark-to-market and realized gains on the Company’s investment (recorded as a component of other income in the condensed consolidated statements of operations):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(in thousands)
Mark-to-market gain (loss) on investment	$87	$—	$1,706	$(24)
Realized gain	—	—	—	313

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

Note 6 — Impairments of Oil and Gas Properties

Our oil and natural gas properties are subject to quarterly full cost ceiling tests. Under the ceiling test, capitalized costs, less accumulated depreciation, depletion and amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. Estimated future net revenues for the quarterly ceiling limit are calculated using the average of commodity prices on the first day of the month over the trailing 12-month period. In the current quarter, net capitalized costs of oil and natural gas properties exceeded the ceiling, resulting in an impairment to the carrying value of our oil and natural gas properties of $39.4 million.

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 7 — Asset Retirement Obligations

The following table reflects the changes to asset retirement obligations for the periods indicated:

	Six Months Ended June 30,
	2014	2015
	(in thousands)
Asset retirement obligations at beginning of period	$13,228	$14,018
Liabilities incurred	37	—
Liabilities settled	(118)	(239)
Accretion	518	446
Asset retirement obligations at end of period	13,665	14,225
Current portion of asset retirement obligations	134	134
Noncurrent portion of asset retirement obligations	$13,531	$14,091

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8 — Long-Term Debt

The Company has a $200 million senior secured revolving credit facility (the “Borrowing Base Facility”) with the following outstanding balances:

	December 31,	June 30,
	2014	2015
	(in thousands)
Borrowing Base Facility	$83,000	$85,000
Less current maturities	—	(10,380)
Total long-term debt	$83,000	$74,620

On June 24, 2015, the Company entered into an amendment to its senior secured revolving credit facility, which among other things, (a) reduces the borrowing base to $76 million as a result of the May 2015 redetermination, (b) establishes a six-month schedule for the repayment or reduction of the resulting $10.4 million borrowing base deficiency by December 22, 2015, and (c) provides for a further redetermination of the borrowing base to be effective on or about August 1, 2015 based on the Company’s December 31, 2014 reserve report, which redetermined borrowing base will then be in effect until the next regularly scheduled borrowing base determination in November 2015.  PostRock intends to repay the borrowing base deficiency using cash on hand, cash flow from operations, proceeds from the sale of assets and/or settlements of hedges. Until the borrowing base deficiency is paid in full, the Company will not be able to reborrow any amounts repaid under the credit facility.

The Company was in compliance with all of its financial covenants under the credit facility at June  30, 2015.

Note 9 — Redeemable Preferred Stock and Warrants

Prior to June 30, 2016, the Company may accrue dividends rather than pay them in cash for all outstanding Series A Preferred Stock. Whenever dividends are accrued on a quarterly dividend payment date, the liquidation preference of the Series A Preferred Stock is increased by the amount of the accrued dividends and additional warrants to purchase shares of PostRock common stock are issued. The Company records the increase in liquidation preference and the issuance of additional warrants by allocating their relative fair values to the amount of accrued dividends. The allocation results in an increase to the Company’s mandatorily redeemable preferred stock related to the Series A Preferred Stock and an increase to additional paid in capital related to the additional warrants issued. The increase to additional paid in capital related to additional warrants issued for dividends paid in kind was $1.6 million during the six months ended June  30, 2015. The following table summarizes changes in the Series A Preferred Stock and associated warrants:

		Number of	Liquidation
	Carrying Value	Outstanding	Value of	Number of	Weighted Average
	of Series A	Series A	Series A	Outstanding	Exercise Price of
	Preferred Stock	Preferred Shares	Preferred Stock	Warrants	Warrants
	(in thousands except share, warrant and per unit data)
December 31, 2014	$63,954	5,075	$79,760	3,301,249	$13.00
Accrued dividends	3,234	—	4,857	1,793,472	2.71
Accretion	2,238	—	—	—	—
June 30, 2015	$69,426	5,075	$84,617	5,094,721	$9.38

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10 — Equity and Earnings per Share

Share-Based Payments — The Company recorded share based compensation expense of $241,000 and $76,000 for the three months ended June 30, 2014 and 2015, respectively, and $346,000 and $317,000 for the six months ended June 30, 2014 and 2015, respectively. Total share-based compensation to be recognized on unvested stock awards and options at June 30, 2015, is $646,000 over a weighted average period of 1.3 years. The following table summarizes option and restricted awards granted during 2015 and their associated valuation assumptions:

		Weighted
	Number of	fair value per	Weighted	Weighted	Weighted
	awards granted	option or share	exercise price	risk free rate	volatility

Options
First quarter 2015 employee awards	—	$—	$—	—%	—%
Second quarter 2015 employee awards (3)	312,542	$0.59	$1.84	0.2%	95.4%
Restricted Stock Awards
First quarter 2015 employee awards	—	$—	n/a	n/a	n/a
First quarter 2015 director awards (1)	3,750	$3.04	n/a	n/a	n/a
Second quarter 2015 employee awards (3)	87,571	$1.84	n/a	n/a	n/a
Second quarter 2015 director awards (1)(2)	28,674	$3.03	n/a	n/a	n/a

________

(1)	Awards vest immediately.
(2)	Awards vest in one year – 14,000 shares
(3)	Awards vest ratably over 3 years

Income/(Loss) per Share — A reconciliation of the denominator (number of shares) used in the basic and diluted per share calculations for the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Denominator for basic earnings per share	3,179,936	6,745,325	3,140,876	6,635,839
Effect of potentially dilutive securities
Stock options	—	—	—	—
Warrants	—	—	—	—
Denominator for diluted earnings per share	3,179,936	6,745,325	3,140,876	6,635,839
Securities excluded from earnings per share calculation due to antidilutive effect
Stock options	267,112	510,166	267,112	510,166
Warrants	2,282,324	4,377,902	2,282,324	4,377,902

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

Contractual Commitments —  The Company has numerous contractual commitments in the ordinary course of business including debt service requirements, operating leases and purchase obligations. During the three and six months ended June  30, 2015, we have not entered into any significant contractual commitments that would increase the amounts included in our outstanding contractual commitments table at December 31, 2014.

Note 12 — Profit sharing and deferred compensation plans

401K plan — Substantially all of the Company’s employees are eligible to participate in a profit sharing plan under Section 401(k) of the Internal Revenue Code (the “401K plan”). Prior to 2013, employer matching contributions to the 401K plan were made in cash. Beginning in 2013, employer matching contributions to the 401K plan have been made in Company common stock. In general, the Company issues common stock to fund its matching contributions although, from time to time, purchases of common stock on the open market by the 401K plan trust may occur if funds are available as a result of forfeitures.  During the six months ended June  30, 2015,  87,091 shares of common stock were contributed to the 401K plan, of which 86,992 shares were issued by the Company.

The following table presents the expense incurred by the Company related to the 401K plan which is reflected in the condensed consolidated statements of operations as a component of general and administrative expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(in thousands)
401(k) profit sharing plan cost	$155	$143	$304	$293

Deferred compensation plan — Effective January 1, 2013, the Company established a deferred compensation plan that permits members of its board and certain employees to defer part or all of their eligible compensation. The Company issues common stock into a rabbi trust created to hold the assets associated with the plan. A participant’s deferred compensation is credited with earnings, gains and losses based on the Company’s common stock, the only investment option currently available under the plan. The Company may also make discretionary employer credits in an amount it determines each plan year. Distributions to participants will be made in shares of the Company’s common stock. Company shares held in the rabbi trust are recorded as treasury stock in the condensed consolidated balance sheets. Changes in the fair value of the deferred compensation obligation, currently recorded as a component of paid-in capital, are not recognized.

The following table presents the number of shares and the related fair values of common stock contributed by the Company to the deferred compensation plan for the three and six months ended June  30, 2014 and 2015. The fair value of common stock is based on the market price of the stock on the preceding day that the stock is transferred and thus deemed to be a Level 1 measurement under the fair value hierarchy.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(in thousands, except per share amounts)
Shares of common stock contributed	576,552	319,864	1,492,361	332,607
Fair value of common stock contributed	$801	$724	$1,924	$770

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 13 — Restatement of Previously Issued Consolidated Financial Statements

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

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Details of the restatement for the quarter ended June 30, 2014 are as follows:

	For the three months ended June 30, 2014

	As Reported	Adjustment	Restated
	(in thousands, except per share data)

Operating income	$222	$—	$222
Other income (expense)
Loss from derivative financial instruments	(2,819)	—	(2,819)
Gain on investment	87	—	87
Other income (expense), net	5	—	5
Interest expense, net	(3,483)	(1,457)	(4,940)
Total	(6,210)	(1,457)	(7,667)
Loss before income taxes	(5,988)	(1,457)	(7,445)
Income taxes	—	—	—
Net Loss	(5,988)	(1,457)	(7,445)
Preferred stock dividends	(1,021)	1,021	—
Accretion of redeemable preferred stock	(436)	436	—
Net Loss attributable to common stockholders	$(7,445)	$—	$(7,445)
Net loss per common share
Basic	$(2.34)	$—	$(2.34)
Diluted	$(2.34)	$—	$(2.34)
Weighted average common shares outstanding
Basic	3,180	—	3,180
Diluted	3,180	—	3,180

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Details of the restatement for the six months ended June 30, 2014 are as follows:

	For the six months ended June 30, 2014

	As Reported	Adjustment	Restated
	(in thousands, except per share data)

Operating income	$925	$—	$925
Other income (expense)
Loss from derivative financial instruments	(7,934)	—	(7,934)
Gain on investment	1706	—	1,706
Other income (expense), net	5	—	5
Interest expense, net	(7,013)	(2,756)	(9,769)
Total	(13,236)	(2,756)	(15,992)
Loss before income taxes	(12,311)	(2,756)	(15,067)
Income taxes	—	—	—
Net Loss	(12,311)	(2,756)	(15,067)
Preferred stock dividends	(1,950)	1,950	—
Accretion of redeemable preferred stock	(806)	806	—
Net Loss attributable to common stockholders	$(15,067)	$—	$(15,067)
Net loss per common share
Basic	$(4.74)	$—	$(4.80)
Diluted	$(4.74)	$—	$(4.80)
Weighted average common shares outstanding
Basic	3,180	—	3,141
Diluted	3,180	—	3,141

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the six months ended June 30, 2014

	As Reported	Adjustment	Restated
	(in thousands, except per share data)
Cash flows from operating activities
Net loss	$(12,311)	$(2,756)	$(15,067)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation, depletion and amortization	14,259		14,259
Share-based and other compensation	1,921		1,921
Amortization of deferred loan costs	260	—	260
Loss from derivative financial instruments	7,934	—	7,934
Settlement of derivative financial instruments	(4,432)	—	(4,432)
Gain on disposal of assets	(78)	—	(78)
Gain on investment	(1,706)	—	(1,706)
Other non-cash changes to items affecting net loss	5,133	2,756	7,889
Changes in operating assets and liabilities
Accounts receivable	(416)	—	(416)
Accounts payable	(1,304)	—	(1,304)
Other	(809)	—	(809)
Net cash flows from operating activities	8,451	—	8,451
Cash flows (used in) investing activities
Restricted cash	(56)	—	(56)
Proceeds from sale of investment	10,778	—	10,778
Expenditures for equipment, development and leasehold	(14,737)	—	(14,737)
Proceeds from sale of assets	538	—	538
Net cash flows used in investing activities	(3,477)	—	(3,477)
Cash flows (used in) financing activities
Proceeds from debt	36,000	—	36,000
Repayments of debt	(41,000)	—	(41,000)
Debt and equity financing costs	(11)	—	(11)
Net cash flows used in financing activities	(5,011)	—	(5,011)
Net decrease in cash and cash equivalents	(37)	—	(37)
Cash and equivalents beginning of period	37	—	37
Cash and equivalents end of period	$—	$—	$—

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

Operations and Production Update

Corporate and Operational –  In response to the recent collapse of oil and gas prices that began in the latter part of 2014, the Company reduced its Oklahoma City staff by nearly 25% and its field staff by nearly 20% in January and February 2015. Excluding one-time costs related to these reductions, operating costs through June are $24.7 million, or 12.7%  lower than the same period last year. Annualized, these and other saving initiatives are expected to result in savings of approximately $4.0 million starting in July 2015. The 2015 capital budget was set at $5.4 million, an 86% reduction from 2014 and includes only maintenance capital and completion of development projects under way at year-end.  Excess cash flow is being used to reduce outstanding debt.

During the second quarter of 2015, the Company recorded an impairment to its oil and gas properties of $39.4 million.  This was the result of the ceiling test performed as required under the full cost method of accounting for oil and gas properties.  At current NYMEX oil and natural gas forward prices, for the remainder of 2015, management expects to record between $40 and $50 million of additional impairments to the carrying value of the Company’s oil and natural gas properties accounted for under the full cost method.  Management expects to record approximately $25 million and $20 million in the third and fourth quarters of 2015, respectively.

The Company’s borrowing base under its senior secured revolving credit facility was redetermined on June 24, 2015, at which time we entered into an amendment to our senior secured credit facility that, among other things, (a) reduced the borrowing base to $76 million as a result of the redetermination, (b) established a six-month schedule for the elimination of the resulting $10.4 million borrowing base deficiency by December 22, 2015, and (c) provided for a further redetermination of the borrowing base to be effective on or about August 1, 2015 based on our December 31, 2014 reserve report.  The borrowing base determined on or about August 1, 2015 will then be in effect until the next regularly scheduled borrowing base determination in November 2015.  Subsequent to the redetermination the Company settled 48% of our 2016 oil and natural gas hedge contracts and used the proceeds together with cash from operations to reduce the deficiency by $4 million in early July.  PostRock intends to repay the remaining deficiency using cash on hand, cash flow from operations, proceeds from the sale of assets and/or settlements of hedges. Until the borrowing base deficiency is paid in full, we will not be able to reborrow any amounts repaid under the credit facility.

As previously announced, the collapse in commodity prices has also necessitated a full review of the Company’s strategy going forward, and the Company engaged Evercore Group, L.L.C. in March 2015 to help evaluate strategic alternatives.  An independent special committee of the Board of Directors is overseeing the process.  Evercore is currently engaged in a process of determining interest in the Company as a whole as well as its individual assets.  There can be no assurance that the strategic review process will result in any transactions for the Company as a whole or for any individual assets at valuations the Company believes are attractive, nor can there be any assurance that the process will result in any transaction.  In addition, the Company believes it is likely that the aggregate proceeds from such transactions, if completed, together with the value of any assets remaining with the Company, will be substantially less than the amount required to repay in full the Company’s outstanding debt and preferred stock obligations.  Accordingly, the Company believes it is likely that the existing holders of the Company’s common stock will find that their holdings either no longer have any material value or have value materially below current trading prices of the common stock.

Finally, following the filing of its quarterly report on Form 10-Q, the Company expects to receive a notice from The NASDAQ Stock Market (“Nasdaq”) that it no longer complies with Nasdaq’s continuing listing standards.  The Company expects that the notification of noncompliance will result in delisting of PostRock’s common stock from the Nasdaq Global Market.  The Company expects that, following delisting, its common stock will trade on the over-the-counter pink sheets.

Central Oklahoma – Oil production for the six months ended June 30, 2015 averaged 553 net barrels per day, an increase of 37.2% from the prior-year period. Associated gas production in the region averaged 1.2 Mmcf/d, above expectations. Production from the four Hunton horizontal wells drilled in the region in the second half of 2014 averaged 1 net Mmcf/d and 178 net barrels of oil per day for the quarter and 1.1 net Mmcf/d and 235 net barrels of per day for the year to date period. Through June  30, the wells have produced 136,573 gross barrels of oil, 106,054 net, as well as 361gross Mmcf of associated natural gas, 275 net Mmcf.

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

Cherokee Basin – Gas production averaged 32.4 net Mmcf per day in the quarter and year-to-date periods, just over a 7% decline from the prior-year periods. Oil production averaged 142 and 139 net barrels per day in the quarter and year-to-date periods, respectively, a 27% and 32% decline from the respective prior-year periods.

Three Months Ended June  30, 2014 Compared to the Three Months Ended June  30, 2015

The following table presents financial and operating data for the periods indicated as follows:

	Three Months Ended June 30,		Increase/
	2014	2015	(Decrease)
	($ in thousands except per unit data)
Natural gas sales	$14,656	$7,679	$(6,977)	(47.6)%
Crude oil sales	$6,194	$3,109	$(3,085)	(49.8)%
Production expense	$10,564	$9,063	$(1,501)	(14.2)%
General and administrative	$3,499	$2,995	$(504)	(14.4)%
Depreciation, depletion and amortization	$7,357	$7,310	$(47)	(0.6)%
Impairments	$—	$39,394	$39,394	*
Other income (expense)	$(7,667)	$(5,870)	$1,797	(23.4)%
Sales Data - Volumes
Natural gas sales (MMcf)	3,336	3,168	(168)	(5.0)%
Oil sales (Bbls)	62,050	59,058	(2,992)	(4.8)%
Total sales (MMcfe)	3,709	3,522	(187)	(5.0)%
Average daily sales (MMcfe/d)	40.8	38.7	(2)	(5.1)%
Average Sales Price per Unit
Natural gas (Mcf)	$4.39	$2.42	$(1.97)	(44.8)%
Oil (Bbl)	$99.82	$52.64	$(47.18)	(47.3)%
Natural gas equivalent (Mcfe)	$5.62	$3.06	$(2.56)	(45.6)%
Average Unit Costs per Mcfe
Production expense	$2.85	$2.57	$(0.28)	(9.8)%
Depreciation, depletion and amortization	$1.98	$2.08	$0.10	5.1%

____________

* Not meaningful

Natural gas sales decreased $7 million, or 47.6%, from $14.7 million during the three months ended June 30, 2014, to $7.7 million during the three months ended June 30, 2015. Lower natural gas prices and lower gas volumes resulted in decreased revenues of $6.2 million and $742,000, respectively. The decline in gas volumes resulted from the lack of gas development projects in the last two years as we have focused our capital on oil projects in Central Oklahoma. Our average realized natural gas price decreased from $4.39 per Mcf for the three months ended June 30, 2014, to $2.42 per Mcf for the three months ended June 30, 2015.

Oil sales decreased $3.1 million, or 49.8%, from $6.2 million during the three months ended June 30, 2014, to $3.1 million during the three months ended June 30, 2015. Lower oil prices and lower oil volumes resulted in decreased revenues of $2.8 million and $299,000,  respectively. Our average realized oil price decreased from $99.82 per barrel for the three months ended June 30, 2014, to $52.64 per barrel for the three months ended June 30, 2015.

Production expense, consisting of lease operating expenses (“LOE”), severance and ad valorem taxes (“production taxes”) and gathering expense, decreased by $1.5 million, or 14.2%, from $10.6 million during the three months ended June 30, 2014, to $9.1 million during the three months ended June 30, 2015. Higher LOE and gathering costs in Central Oklahoma of $227,000 resulting from higher production in the area were more than offset by lower LOE and gathering costs in all other areas of $1.1 million and lower production taxes of $637,000.  Production expenses were $2.85 per Mcfe for the three months ended June 30, 2014, as compared to $2.57 per Mcfe for the three months ended June 30, 2015.

Depreciation, depletion and amortization decreased $47,000, or 0.6%, from $7.4 million during the three months ended June 30, 2014, to $7.3 million during the three months ended June 30, 2015. On a per unit basis, we had an increase of $0.10 per Mcfe from $1.98 per Mcfe during the three months ended June 30, 2014, to $2.08 per Mcfe during the three months ended June 30, 2015. The increase was primarily a result of an increase in the depreciation rate which was partially offset by lower volumes.

Impairments related to our ceiling test required under full cost accounting for oil and gas properties performed at the end of the second quarter resulted in an increase to expense of $39.4 million.  The increase was primarily the result of the decline in the average trailing 12 month price.

General and administrative expenses decreased $504,000, or 14.4%, from $3.5 million during the three months ended June 30, 2014, to $3 million during the three months ended June 30, 2015.  While we showed small decreases in most general and administrative expense categories, the largest drivers were in wages, non-cash compensation, bonuses and benefits in the current period.

Other income (expense) consists primarily of realized and unrealized gains or losses from derivative instruments, gains or losses from equity investment, net interest expense and other income or expenses items. We recorded a realized loss on our derivative contracts of $1.9 million for the three months ended June 30, 2014, compared to a realized gain of $7.6 million for the three months ended June 30, 2015. We recorded an unrealized loss from derivative instruments of $894,000 for the three months ended June 30, 2014 compared to an unrealized loss of $9 million for the three months ended June 30, 2015. We recorded a mark-to-market gain of $87,000 for the three months ended June 30, 2014 compared to no mark-to-market gain or loss on our investment in SPP for the three months ended June 30 2015. Interest expense, net, was $4.9 million during the three months ended June 30, 2014, and $4.5 million during the three months ended June 30, 2015. Excluding non-cash interest related to our Series A Preferred Stock of $4 million and $3.6 million for the three months ended June 30, 2014 and 2015, respectively, interest expense, net was $915,000 compared to $868,000 in the 2014 and 2015 periods, respectively.

Six Months Ended June  30, 2014 Compared to the Six Months Ended June  30, 2015

The following table presents financial and operating data for the periods indicated as follows:

	Six Months Ended June 30,		Increase/
	2014	2015	(Decrease)
	($ in thousands except per unit data)
Natural gas sales	$30,619	$16,490	$(14,129)	(46.1)%
Crude oil sales	$11,299	$6,306	$(4,993)	(44.2)%
Production expense	$20,836	$18,738	$(2,098)	(10.1)%
General and administrative	$7,410	$6,390	$(1,020)	(13.8)%
Depreciation, depletion and amortization	$14,259	$14,609	$350	2.5%
Impairments	$—	$39,394	$39,394	*
Other income (expense)	$(15,992)	$(4,430)	$11,562	(72.3)%
Sales Data - Volumes
Natural gas sales (MMcf)	6,594	6,279	(315)	(4.8)%
Oil sales (Bbls)	115,636	130,964	15,328	13.3%
Total sales (MMcfe)	7,288	7,065	(223)	(3.1)%
Average daily sales (MMcfe/d)	40.3	39.0	(1)	(3.1)%
Average Sales Price per Unit
Natural gas (Mcf)	$4.64	$2.63	$(2.01)	(43.4)%
Oil (Bbl)	$97.71	$48.15	$(49.56)	(50.7)%
Natural gas equivalent (Mcfe)	$5.75	$3.23	$(2.52)	(43.9)%
Average Unit Costs per Mcfe
Production expense	$2.86	$2.65	$(0.21)	(7.2)%
Depreciation, depletion and amortization	$1.96	$2.07	$0.11	5.6%

____________

* Not meaningful

Natural gas sales decreased $14.1 million, or 46.1%, from $30.6 million during the six months ended June 30, 2014, to $16.5 million during the six months ended June 30, 2015. Lower natural gas prices and lower gas volumes resulted in decreased revenues of $12.7 million and $1.4 million, respectively. The decline in gas volumes resulted from the lack of gas development projects in the last two years as we have focused our capital on oil projects in Central Oklahoma. Our average realized natural gas price decreased from $4.64 per Mcf for the six months ended June 30, 2014, to $2.63 per Mcf for the six months ended June 30, 2015.

Oil sales decreased $5 million, or 44.2%, from $11.3 million during the six months ended June 30, 2014, to $6.3 million during the six months ended June 30, 2015. Lower oil prices resulted in decreased revenues of $6.5 million and more than offset higher volumes that increased revenues $1.5 million. Our average realized oil price decreased from $97.71 per barrel for the six months ended June 30, 2014, to $48.15 per barrel for the six months ended June 30, 2015.

Production expense, consisting of lease operating expenses, severance and ad valorem taxes (“production taxes”) and gathering expense, decreased by $2.1 million, or 10.1%, from $20.8 million during the six months ended June 30, 2014, to $18.7 million during the six months ended June 30, 2015. Higher lease operating and gathering costs in Central Oklahoma of $456,000 resulting from higher production in the area were more than offset by lower lease operating and gathering costs in all other areas of $1.4 million and lower production taxes of $1.2 million.  Production expenses were $2.86 per Mcfe for the six months ended June 30, 2014, as compared to $2.65 per Mcfe for the six months ended June 30, 2015.

Depreciation, depletion and amortization increased $350,000, or 2.5%, from $14.3 million during the six months ended June 30, 2014, to $14.6 million during the six months ended June 30, 2015. On a per unit basis, we had an increase of $0.11 per Mcfe from $1.96 per Mcfe during the six months ended June 30, 2014, to $2.07 per Mcfe during the six months ended June 30, 2015. The increase was primarily a result of an increase in the depreciation rate which was partially offset by lower volumes.

Impairments related to our ceiling test required under full cost accounting for oil and gas properties performed at the end of the second quarter resulted in an increase to expense of $39.4 million.  The increase was primarily the result of the decline in the average trailing 12 month price.

General and administrative expenses decreased $1 million, or 13.8%, from $7.4 million during the six months ended June 30, 2014, to $6.4 million during the six months ended June 30, 2015.  While we showed small decreases in most general and administrative expense categories, the largest drivers were in wages and benefits in the current period.

Other income (expense) consists primarily of realized and unrealized gains or losses from derivative instruments, gains or losses from equity investment, net interest expense and other income or expenses items. We recorded a realized loss on our derivative contracts of $4.4 million for the six months ended June 30, 2014, compared to a realized gain of $10.6 million for the six months ended June 30, 2015. We recorded an unrealized loss from derivative instruments of $3.5 million for the six months ended June 30, 2014 compared to an unrealized loss of $6.9 million for the six months ended June 30, 2015. We recorded a gain of $1.7 million for the six months ended June 30, 2014 compared to a gain of $289,000 on our investment in SPP for the six months ended June 30 2015. Interest expense, net, was $9.8 million during the six months ended June 30, 2014, and $8.8 million during the six months ended June 30, 2015. Excluding non-cash interest related to our Series A Preferred Stock of $7.9 million and $7.1 million for the six months ended June 30, 2014 and 2015, respectively, interest expense, net was $1.9 million compared to $1.7 million in the 2014 and 2015 periods, respectively.

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

Our primary source of liquidity for the six months ended June 30, 2015,  was cash from operations. At June 30, 2015, our debt increased by $2 million from December 31, 2014.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $7.5 million for the six months ended June 30, 2015, compared to $8.5 million for the six months ended June 30, 2014. The decrease in cash was primarily a result of a decrease in accounts payable of $889,000 from the prior year period.

Cash Flows from Investing Activities

Cash flows used in investing activities were $6.6 million for the six months ended June 30, 2015, compared to $3.5 million for the six months ended June 30, 2014. The increased outflow was primarily due to the absence of the proceeds from the sale of our equity investment in 2014.  Capital expenditures in the prior-year period were higher as a result of a higher number of oil development projects when compared to the number of projects in the current period. Acquisition and development capital expenditures in the current year reflect our previously announced reduction of capital activity and the absence of capital expenditures related to the compressor optimization project in the Cherokee Basin.

The following table sets forth our capital expenditures, including costs we have incurred, but not paid by major categories for the six months ended June 30, 2015:

Six Months Ended
June 30, 2015
(in thousands)
Capital expenditures
Acquisition	$230
Development	2,386
Other	372
Total capital expenditures	$2,988

Cash Flows from Financing Activities

Cash flows from financing activities were $2.1 million for the six months ended June 30, 2015, as compared to cash flows used in financing activities of $5 million for the six months ended June 30, 2014. The difference in cash flow was primarily driven by larger debt repayment in the prior year.

Sources of Liquidity in 2015 and Capital Requirements

We rely on our cash flows from operating activities as a source of internally generated liquidity. Our ability to generate liquidity internally depends, in part, on our ability to hedge future production at attractive prices as well as our ability to control operating expenses. During the six months ended June 30, 2015 we generated cash of $10.6 million from settlements of our oil and natural gas derivative contracts.   This cash includes $3.9 million from the early exit of a portion of our above market oil and natural gas swap contracts originally scheduled to settle in 2016.  These contracts were settled early in connection with remediating our borrowing base deficiency discussed in more detail below.  We also may sell core and non-core assets from time to time to raise additional capital.

At June 30, 2015, we had a $200 million secured borrowing base revolving credit facility, which we use as an external source of long and short term liquidity.  On June 24, 2015, the Company entered into an amendment to the credit facility that, among other things, (a) reduced the borrowing base to $76 million, $10.4 million below the utilization at the time as a result of the May 2015 borrowing base redetermination, (b) established a six-month schedule for the elimination of the resulting $10.4 million borrowing base deficiency by December 22, 2015, and (c) provided for a further redetermination of the borrowing base to be effective on or about August 1, 2015, which redetermined borrowing base will then be in effect until the next regularly scheduled borrowing base determination in November 2015.  We repaid $4 million of the deficiency in July using cash flow from settlements of hedges and cash flows from operations. We expect to repay the remaining deficiency using cash on hand, cash flow from operations, proceeds from sales of assets and/or settlements of hedges.  Until the borrowing base deficiency is paid in full, we will not be able to reborrow any amounts repaid under the credit facility.  We expect that the August redetermination will further reduce our borrowing base.

We anticipate that our future liquidity requirements will arise from the need to repay our debt, including borrowing base deficiencies, fund our operations, pay current obligations and fund any future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations, raising additional funds from selling assets, additional capital investments and/or debt financing. However, we can provide no assurance that we will be able to generate sufficient cash flow from operations, sell assets or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis. See "Note 1 – Going Concern" in our financial statements for additional information.

Dilution

At June 30, 2015, including 4,307,239 shares of our common stock held by White Deer, we had 6,562,116 shares of common stock outstanding. In addition, we had 5,094,721 outstanding warrants to purchase our common stock, all of which are owned by White Deer, at an average exercise price of $9.38. We also had 484,817 shares held in a rabbi trust for our deferred compensation plan, 12,856 restricted stock units and 510,166 options outstanding granted under our long-term incentive plan. Consequently, if these securities were included as outstanding, our outstanding shares would have been 12,664,676, of which the warrants and common stock owned by White Deer would represent approximately 74%. By exercising its warrants, White Deer can benefit from its respective percentage of all of our profits and growth. In addition, if White Deer begins to sell significant amounts of our common stock, or if public markets perceive that it may sell significant amounts of our common stock, the market price of our common stock may be significantly impacted.

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

Contractual Obligations

We have numerous contractual commitments in the ordinary course of business including debt service requirements, operating leases and purchase obligations. During the three and six months ended June 30, 2015, we have not entered into any contractual commitments that would materially increase the amounts included in our outstanding contractual commitments table at December 31, 2014.

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

You should consider carefully the statements under Item 1A. Risk Factors included in our annual report on Form 10-K for the year ended December 31, 2014 and elsewhere in this quarterly report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following table summarizes the estimated volumes, fixed prices and fair value attributable to our oil and gas derivative contracts at June 30, 2015.

	Remainder of	Year Ending December 31,
	2015	2016	Total
	($ in thousands, except per unit data)
Natural Gas Swaps
Contract volumes (MMBtu)	4,491,780	3,765,840	8,257,620
Weighted-average fixed price per MMBtu	$4.01	$3.96	$3.99
Fair value, net	$4,962	$2,921	$7,883
Crude Oil Swaps
Contract volumes (Bbl)	35,784	49,176	84,960
Weighted-average fixed price per Bbl	$92.73	$90.33	$91.34
Fair value, net	$1,156	$1,390	$2,546
Total fair value, net	$6,118	$4,311	$10,429

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

In connection with the preparation of this quarterly report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer (who currently serves as our principal financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our principal executive officer (who also currently serves as our principal financial officer) concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

As previously reported under “Controls and Procedures” in Item 4 of Part I of our Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, we identified a material weakness in the timeliness of  our review of the calculation of the weighted average number of common shares outstanding for the period ended March 31, 2015.  This control deficiency resulted in a materially understated net loss per share on our Statement of Operations for the three months ended March 31, 2015.

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

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS.

For additional information about our risk factors, see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.  In addition:

We may experience increased levels of employee attrition.

As a result of our ongoing strategic review process and the recent declines in oil and natural gas prices, our employees face considerable distraction and uncertainty and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a material adverse effect on our ability to meet operational and regulatory expectations, thereby adversely affecting our business, results of operations and financial condition. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through this period of depressed oil and natural gas prices and the strategic review process is limited due to our lack of financial resources for additional retention programs and the uncertain value of our equity compensation. The failure to retain or attract members of our management team and other key personnel could impair our ability to manage and operate our ongoing business or execute our strategy.

ITEM 6. EXHIBITS

10.1*

First Amendment, dated June 24, 2015 to the Third Amended and Restated Credit Agreement, dated December 20, 2012, among PostRock Energy Services Corporation and PostRock MidContinent Production, LLC, as Borrowers, Citibank, N.A., as Administrative Agent and Collateral Agent, and the lenders party.

31.1*

Certification by principal executive officer (who also serves as principal financial officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification by principal executive officer (who also serves as principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Taxonomy Extension Definition Linkbase Document.

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

PostRock Energy Corporation

By:	/s/ Casey E. Bigelow
Casey E. Bigelow
Chief Accounting Officer, Secretary and Treasurer