Form 10-Q
period 2015-09-30
PostRock Energy Corp
filed 2015-11-12
CIK 1473061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Form 10-Q

______________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

At October 30, 2015, there were 6,550,796 outstanding shares of the registrant’s common stock having an aggregate market value of $2.8 million based on a closing price of $.43 per share.

POSTROCK ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

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

On March 31, 2015, the Company filed its Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”), which included (1) a restated balance sheet as of December 31, 2013, (2) restated consolidated statements of operations, consolidated statements of cash flows, and consolidated statements of stockholders’ equity (deficit) for the years ended December 31, 2012 and 2013, (3) restated quarterly financial information for the quarters ended March 31, 2014 and 2013, June 30, 2014 and 2013, and September 30, 2014 and 2013, and December 31, 2013, and (4) restated selected financial data for the years ended December 31, 2010, 2011, 2012, and 2013. For more information concerning these restatements, see Item 6, “Selected Financial Data,” Item 8, “Financial Statements and Supplementary Data,” and Item 9A, “Controls and Procedures,” in Part II of the Form 10-K.

This Quarterly Report on Form 10-Q for the quarter ended September  30, 2015, includes restated consolidated statements of operations and cash flows for the three and nine month periods ended September  30, 2014.   We do not plan to amend previously filed reports in connection with the restatement. The financial information that has been previously filed or otherwise reported for the three and nine month periods ended September  30, 2014 is superseded by the information in this Quarterly Report on Form 10-Q.  Unless otherwise stated, all financial and accounting information contained in this Quarterly Report on Form 10-Q is presented on a restated basis.

ii

Item 1. Financial Statements

POSTROCK ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	December 31,	September 30,
	2014	2015

ASSETS
Current assets
Cash and cash equivalents	$46	$2,626
Accounts receivable—trade, net	9,080	3,913
Other receivables	515	1,560
Inventory	1,042	1,178
Other	1,031	771
Derivative financial instruments	11,151	8,620
Total	22,865	18,668
Oil and natural gas properties, full cost method of accounting, net	153,240	64,151
Other property and equipment, net	11,829	9,487
Derivative financial instruments	6,162	432
Other, net	1,579	1,167
Total assets	$195,675	$93,905
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$9,278	$2,518
Revenue payable	4,051	3,065
Accrued expenses and other	3,283	3,616
Current maturities of long-term debt	—	3,580
Total	16,612	12,779
Long-term debt, less current maturities	83,000	74,620
Mandatorily redeemable Series A preferred stock, $0.01 par value; 5,075 shares issued and outstanding	63,954	72,467
Asset retirement obligations	13,884	14,234
Other	1	—
Total liabilities	177,451	174,100
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit)
Preferred stock, $0.01 par value; 5,000,000 authorized shares; 23,098 and 76,524 shares of Series B Voting Preferred Stock issued and outstanding, respectively	—	1
Common stock, $0.01 par value; 100,000,000 authorized shares; issued—6,523,811 and 7,083,857; outstanding—6,336,728 and 6,559,936 respectively	65	71
Additional paid-in capital	481,050	485,258
Treasury stock, at cost	(2,432)	(2,856)
Accumulated deficit	(460,459)	(562,669)
Total stockholders’ equity (deficit)	18,224	(80,195)
Total liabilities and stockholders’ equity (deficit)	$195,675	$93,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

POSTROCK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(Restated)		(Restated)
	(in thousands, except per share data)
Revenues
Natural gas sales	$12,850	$8,058	$43,469	$24,548
Crude oil sales	7,818	2,176	19,117	8,482
Gathering	631	429	2,112	1,302
Total	21,299	10,663	64,698	34,332
Costs and expenses
Production	10,809	8,676	31,645	27,414
General and administrative	3,195	2,443	10,605	8,833
Depreciation, depletion and amortization	7,257	6,092	21,516	20,701
Impairment of oil and natural gas properties	—	34,867	—	74,261
Gain on disposal of assets	(42)	(90)	(120)	(289)
Acquisition costs	—	—	47	—
Total	21,219	51,988	63,693	130,920
Operating income (loss)	80	(41,325)	1,005	(96,588)
Other income (expense)
Gain (loss) from derivative financial instruments	6,445	3,442	(1,489)	7,203
Gain on investment	2,919	—	4,625	289
Other income (expense), net	(10)	(9)	(5)	326
Interest expense, net	(5,058)	(4,625)	(14,827)	(13,440)
Total	4,296	(1,192)	(11,696)	(5,622)
Net Income (loss) before income taxes	4,376	(42,517)	(10,691)	(102,210)
Income taxes	—	—	—	—
Net income (loss) attributable to common stockholders	$4,376	$(42,517)	$(10,691)	$(102,210)
Net income (loss) per common share
Basic income (loss) per share	$1.36	$(6.20)	$(3.38)	$(15.23)
Diluted income (loss) per share	$1.35	$(6.20)	$(3.38)	$(15.23)
Weighted average common shares outstanding
Basic	3,218	6,858	3,166	6,711
Diluted	3,241	6,858	3,166	6,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

POSTROCK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2015
	(Restated)
	(in thousands)
Cash flows from operating activities
Net loss	$(10,691)	$(102,210)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation, depletion and amortization	21,516	20,701
Impairment of oil and natural gas properties	—	74,261
Share-based and other compensation	2,487	1,563
Amortization of deferred loan costs	392	430
(Gain) loss on derivative financial instruments	1,489	(7,203)
Settlements received (paid) on derivative financial instruments	(4,610)	13,983
Gain on disposal of assets	(120)	(289)
Gain on investment	(4,625)	(289)
Other non-cash changes to items affecting net loss	12,080	10,823
Changes in operating assets and liabilities
Accounts receivable	(229)	5,167
Accounts payable	(6,457)	(1,831)
Other	2,925	(391)
Net cash flows from operating activities	14,157	14,715
Cash flows used in investing activities
Restricted cash	(1)	—
Proceeds from sale of investment	19,213	289
Expenditures for equipment, development and leasehold	(22,002)	(8,138)
Proceeds from sale of assets	607	380
Net cash flows used in investing activities	(2,183)	(7,469)
Cash flows from used in financing activities
Proceeds from debt	47,000	18,000
Repayments of debt	(59,000)	(22,800)
Debt and equity financing costs	(11)	—
Proceeds from issuance of common stock	—	134
Net cash flows used in financing activities	(12,011)	(4,666)
Net increase (decrease) in cash and cash equivalents	(37)	2,580
Cash and cash equivalents beginning of period	37	46
Cash and cash equivalents end of period	$—	$2,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

POSTROCK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts subsequent to December 31, 2014 are unaudited)

		Preferred	Common	Common	Additional	Shares of
	Preferred	Stock	Shares	Stock	Paid-in	Treasury	Treasury	Accumulated	Total Shareholder
	Shares	Par Value	Issued	Par Value	Capital	Stock	Stock	Deficit	Equity (Deficit)

	(in thousands, except share data)
Balance, December 31, 2014	23,098	$—	6,523,811	$65	$481,050	187,083	$(2,432)	$(460,459)	$18,224
Stock-based compensation	—	—	—	—	410	—	—	—	410
Restricted stock grants, net of forfeitures	—	—	94,945	2	9	2,369	(9)	—	2
Funding of 401K and deferred compensation plans	—	—	436,685	4	1,345	334,469	(415)	—	934
Issuance of Series B preferred stock	53,426	1	—	—	—	—	—	—	1
Issuance of warrants	—	—	—	—	2,310	—	—	—	2,310
Issuance of common stock, net	—	—	28,416	—	134	—	—	—	134
Net loss	—	—	—	—	—	—	—	(102,210)	(102,210)
Balance, September 30, 2015	76,524	$1	7,083,857	$71	$485,258	523,921	$(2,856)	$(562,669)	$(80,195)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

PostRock Energy Corporation is an independent oil and gas company engaged in the acquisition, exploration, development, production and gathering of crude oil and natural gas. Its primary production activity is focused in the Cherokee Basin, a 15-county region in southeastern Kansas and northeastern Oklahoma, and in Central Oklahoma. It also has minor oil and natural gas producing properties in the Appalachian Basin. Unless the context requires otherwise, references to “PostRock,” the “Company,” “we,” “us” and “our” refer to PostRock Energy Corporation and its consolidated subsidiaries.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that PostRock will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The substantial drop in oil and natural gas prices since June 30, 2014 has significantly affected our revenue, profitability and cash flow and has led to an impairment of our oil and natural gas properties. Additionally, a decrease in the borrowing base under our senior secured revolving credit facility to $76 million led to a $10.4 million borrowing base deficiency at June 30, 2015, which is required to be repaid in installments through December 2015. Our next borrowing base redetermination will be effective in November 2015, at which time the Company expects further significant reductions.  A significant borrowing base reduction could lead to an unmanageable deficiency and ultimately a default under the credit agreement.  Upon an event of default under the credit agreement, the full amount of the debt would become callable.  The Company is currently in discussions with its lenders regarding alternatives if these events occur, but can give no assurances that an agreement can reached on terms acceptable to the Company, or at all.  In February 2015, the Company engaged Evercore Group L.L.C. to assist the Board in evaluating our strategic alternatives which include, among other things, merging or selling the Company, selling operating assets, obtaining additional capital from other sources and/or renegotiating the terms of our existing credit agreement sufficient to meet both our operating and financial obligations.  While this evaluation is still under way, there can be no assurance that we will be successful in any of these efforts or that we will have sufficient funds to cover our operational and financial obligations over the next twelve months, which raises substantial doubt as to our ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Note 2 — Other Balance Sheet Items

Components of the condensed consolidated balance sheet items are described below:

	December 31,	September 30,
	2014	2015
	(in thousands)
Other current assets
Prepaid fees and deposits	$975	$741
Other	56	30
Total	$1,031	$771
Other noncurrent assets, net
Deferred financing costs , net	$1,126	$726
Noncurrent deposits and other	453	441
Total	$1,579	$1,167
Accrued expenses and other
Interest	$26	$191
Employee-related costs and benefits	1,870	905
Non-income related taxes	40	1,505
Fees for services	316	286
Asset retirement obligations	134	134
Other	897	595
Total	$3,283	$3,616
Other noncurrent liabilities
Other	$1	$—
Total	$1	$—

Note 3 — Derivative Financial Instruments

The Company is exposed to commodity price risk and management believes it prudent to periodically reduce exposure to cash-flow variability resulting from this volatility. Accordingly, the Company enters into certain derivative financial instruments in order to manage exposure to commodity price risk inherent in its oil and natural gas production. Derivative financial instruments are also used to manage commodity price risk inherent in customer pricing requirements and to fix margins on the future sale of oil and natural gas. Specifically, the Company may utilize futures, swaps and options.

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

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

		December 31,	September 30,
Derivative Financial Instruments	Balance Sheet location	2014	2015
		(in thousands)
Commodity contracts	Current derivative financial instrument asset	$11,151	$8,620
Commodity contracts	Long-term derivative financial instrument asset	6,162	432
		$17,313	$9,052

Gains and losses associated with derivative financial instruments related to oil and natural gas production were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(in thousands)
Settlements received (paid)	$(178)	$4,820	$(4,610)	$15,465
Change in fair value	6,623	(1,378)	3,121	(8,262)
Total gain (loss) from derivative financial instruments	$6,445	$3,442	$(1,489)	$7,203

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

The following table summarizes the estimated volumes, fixed prices and fair values attributable to all of the Company’s oil and gas derivative contracts at September 30, 2015.

	Remainder of	Year Ending December 31,
	2015	2016	Total
	($ in thousands, except per unit data)
Natural Gas Swaps
Contract volumes (MMBtu)	2,245,890	3,222,072	5,467,962
Weighted-average fixed price per MMBtu	$4.01	$3.97	$3.98
Fair value, net	$3,171	$3,801	$6,972
Crude Oil Swaps
Contract volumes (Bbl)	17,892	29,392	47,284
Weighted-average fixed price per Bbl	$92.73	$90.96	$91.63
Fair value, net	$839	$1,241	$2,080
Total fair value, net	$4,010	$5,042	$9,052

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Note 4 — Fair Value Measurements

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable — The carrying amounts approximate fair value due to the short-term nature or maturity of the instruments.

Commodity Derivative Instruments — The Company’s oil and natural gas derivative instruments may consist of variable to fixed price swaps, collars and basis swaps. When possible, the Company estimates the fair values of these instruments based on published forward commodity price curves as of the date of the estimate. The discount rate used in the discounted cash flow projections is based on published LIBOR rates adjusted for counterparty credit risk. Counterparty credit risk is incorporated into derivative assets while the Company’s own credit risk is incorporated into derivative liabilities. Both are based on the current published credit default swap rates.

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

The Company classifies assets and liabilities within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement of each individual asset and liability taken as a whole. Measurement information for assets and liabilities that are measured at fair value on a recurring basis was as follows:

				Total Net Fair
	Level 1	Level 2	Level 3	Value
	(in thousands)
At December 31, 2014
Investment, gross	$315	$—	$—	$315
Derivative financial instruments—assets	—	17,313	—	17,313
Total	$315	$17,313	$—	$17,628
At September 30, 2015
Derivative financial instruments—assets	$—	$9,052	$—	$9,052
Total	$—	$9,052	$—	$9,052

There were no movements between Levels 1 and 2 during the three and nine months ended September  30, 2015. The Company has not owned any Level 3 assets or liabilities since 2012.

Additional Fair Value Disclosures — The Company had 5,075 outstanding shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) (see Note 8 — Redeemable Preferred Stock and Warrants) at September 30, 2015. The obligation to redeem the preferred shares is reflected as debt (“mandatorily redeemable preferred stock”) in the condensed consolidated balance sheet (see Note 8 — Redeemable Preferred Stock and Warrants). The fair value and the carrying value of these securities at December 31, 2014 were $79.8 million and $64.0 million, respectively. The fair value and carrying value of these securities at September  30, 2015 is $87.2 million and $72.5 million, respectively. The fair value was determined by discounting the cash flows over the remaining life of the securities utilizing a LIBOR interest rate and a risk premium of approximately 10% at December 31, 2014 and 12.4% at September 30, 2015, which was based on companies with similar leverage ratios to PostRock. The Company has classified the valuation of these securities under Level 2 of the fair value hierarchy.

The Company’s debt consists entirely of floating-rate facilities. The carrying amount of floating-rate debt approximates fair value because the interest rates paid on such debt are generally set for periods of six months or shorter.

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

The following table presents the mark-to-market and realized gains on the Company’s investment (recorded as a component of other income in the condensed consolidated statements of operations):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(in thousands)
Mark-to-market gains on investment	$2,252	$—	$3,958	$(24)
Realized gain	667	—	667	313

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

Note 6 — Impairments of Oil and Natural Gas Properties

Our oil and natural gas properties are subject to quarterly full cost ceiling tests. Under the ceiling test, capitalized costs, less accumulated depreciation, depletion and amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. Estimated future net revenues for the quarterly ceiling limit are calculated using the average of commodity prices on the first day of the month over the trailing 12-month period. In the current quarter, net capitalized costs of oil and natural gas properties exceeded the ceiling, resulting in an impairment to the carrying value of our oil and natural gas properties of $34.9 million.    In the nine months ended September 30, 2015, the net capitalized costs of oil and natural gas properties exceeded the ceiling, resulting in an impairment to the carrying value of our oil and natural gas properties of $74.3 million.

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Note 7 — Asset Retirement Obligations

The following table reflects the changes to asset retirement obligations for the periods indicated:

	Nine Months Ended September 30,
	2014	2015
	(in thousands)
Asset retirement obligations at beginning of period	$13,228	$14,018
Liabilities incurred	37	—
Liabilities settled	(118)	(318)
Accretion	518	668
Asset retirement obligations at end of period	13,665	14,368
Current portion of asset retirement obligations	134	134
Noncurrent portion of asset retirement obligations	$13,531	$14,234

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Note 8 — Long-Term Debt

The Company has a $200 million senior secured revolving credit facility (the “Borrowing Base Facility”) with the following outstanding balances:

	December 31,	September 30,
	2014	2015
	(in thousands)
Borrowing Base Facility	$83,000	$78,200
Less current maturities	—	(3,580)
Total long-term debt	$83,000	$74,620

On June 24, 2015, the Company entered into an amendment to its senior secured revolving credit facility, which among other things, reduced the borrowing base to $76 million as a result of the May 2015 redetermination and established a six-month schedule for the repayment or reduction of the resulting $10.4 million borrowing base deficiency by December 22, 2015.  The next borrowing base redetermination will be effective in November 2015, at which time the Company expects further significant reductions.    PostRock has remained in compliance with the six-month repayment schedule by reducing the borrowing base deficiency to $3.6 million by September 30, 2015 using cash on hand, cash flow from operations, proceeds from the sale of assets and/or settlements of hedges. Until the borrowing base deficiency is paid in full, the Company will not be able to reborrow any amounts repaid under the credit facility.

The Company was in compliance with all of its financial covenants under the credit facility at September 30, 2015 and November 11, 2015.  Although the Company is in compliance at this time, it is probable that the Company will have covenant violations within the next twelve months.  These violations could lead to a default under the credit agreement.  Upon an event of default under the credit agreement, the full amount of the debt would become callable.

Note 9 — Redeemable Preferred Stock and Warrants

Prior to June 30, 2016, the Company may accrue dividends rather than pay them in cash for all outstanding Series A Preferred Stock. Whenever dividends are accrued on a quarterly dividend payment date, the liquidation preference of the Series A Preferred Stock is increased by the amount of the accrued dividends and additional warrants to purchase shares of PostRock common stock are issued. The Company records the increase in liquidation preference and the issuance of additional warrants by allocating their relative fair values to the amount of accrued dividends. The allocation results in an increase to the Company’s mandatorily redeemable preferred stock related to the Series A Preferred Stock and an increase to additional paid in capital related to the additional warrants issued. The increase to additional paid in capital related to additional warrants issued for dividends paid in kind was $2.3 million during the nine months ended September  30, 2015. The following table summarizes changes in the Series A Preferred Stock and associated warrants:

		Number of	Liquidation
	Carrying Value	Outstanding	Value of	Number of	Weighted Average
	of Series A	Series A	Series A	Outstanding	Exercise Price of
	Preferred Stock	Preferred Shares	Preferred Stock	Warrants	Warrants
	(in thousands except share, warrant and per unit data)
December 31, 2014	$63,954	5,075	$79,760	3,301,249	$13.00
Accrued dividends	5,086	—	7,394	5,434,555	1.33
Accretion	3,427	—	—	—	—
September 30, 2015	$72,467	5,075	$87,154	8,735,804	$5.74

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Note 10 — Equity and Earnings per Share

Share-Based Payments — The Company recorded share based compensation expense of $264,000 and $81,000 for the three months ended September 30, 2014 and 2015, respectively, and $609,000 and $410,000 for the nine months ended September 30, 2014 and 2015, respectively. Total share-based compensation to be recognized on unvested stock awards and options at September 30, 2015, is $559,000 over a weighted average period of 1.3 years. The following table summarizes option and restricted awards granted during 2015 and their associated valuation assumptions:

		Weighted
	Number of	fair value per	Weighted	Weighted	Weighted
	awards granted	option or share	exercise price	risk free rate	volatility

Options
First quarter 2015 employee awards	—	$—	$—	—%	—%
Second quarter 2015 employee awards (3)	312,542	$1.21	$1.84	0.2%	95.4%
Third quarter 2015 employee awards (1)	—	$—	$—	—%	—%
Restricted Stock Awards
First quarter 2015 employee awards	—	$—	n/a	n/a	n/a
First quarter 2015 director awards (1)	3,750	$3.04	n/a	n/a	n/a
Second quarter 2015 employee awards (3)	87,571	$1.84	n/a	n/a	n/a
Second quarter 2015 director awards (1)(2)	28,674	$3.03	n/a	n/a	n/a
Third quarter 2015 director awards (1)	18,819	$2.73	n/a	n/a	n/a

________

(1)	Awards vest immediately.
(2)	Awards vest in one year – 14,000 shares
(3)	Awards vest ratably over 3 years

Income/(Loss) per Share — A reconciliation of the denominator (number of shares) used in the basic and diluted per share calculations for the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Denominator for basic earnings per share	3,217,881	6,857,655	3,165,761	6,710,590
Effect of potentially dilutive securities
Stock options	—	—	—	—
Warrants	23,023	—	—	—
Denominator for diluted earnings per share	3,240,904	6,857,655	3,165,761	6,710,590
Securities excluded from earnings per share calculation due to antidilutive effect
Stock options	263,706	406,294	263,706	391,226
Warrants	2,030,631	5,094,721	2,467,917	4,264,537

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

(Unaudited)

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

Contractual Commitments —  The Company has numerous contractual commitments in the ordinary course of business including debt service requirements, operating leases and purchase obligations. During the three and nine months ended September  30, 2015, we have not entered into any significant contractual commitments that would increase the amounts included in our outstanding contractual commitments table at December 31, 2014.

Note 12 — Profit sharing and deferred compensation plans

401K plan — Substantially all of the Company’s employees are eligible to participate in a profit sharing plan under Section 401(k) of the Internal Revenue Code (the “401K plan”). Under the plan, employer matching contributions may be made in cash or Company common stock.  Prior to 2013, employer matching contributions to the 401K plan were made in cash. From 2013 until June 30, 2015, employer matching contributions to the 401K plan were made in Company common stock. In general, the Company issued common stock to fund its matching contributions although, from time to time, purchases of common stock on the open market by the 401K plan trust may occur if funds are available as a result of forfeitures.  During the six months ended June 30, 2015,  87,091 shares of common stock were contributed to the 401K plan, of which 86,992 shares were issued by the Company.  The Company expects to fund its third quarter matching contributions during the fourth quarter of 2015 in cash.

The following table presents the expense incurred by the Company related to the 401K plan which is reflected in the condensed consolidated statements of operations as a component of general and administrative expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(in thousands)
401(k) profit sharing plan cost	$147	$117	$451	$410

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

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the number of shares and the related grant date fair values of common stock contributed by the Company to the deferred compensation plan for the three and nine months ended September  30, 2014 and 2015. The fair value of common stock is based on the market price of the stock on the preceding day that the stock is transferred and thus deemed to be a Level 1 measurement under the fair value hierarchy.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(in thousands, except per share amounts)
Shares of common stock contributed	2,097	19,265	151,334	351,872
Fair value of common stock contributed	$31	$52	$1,955	$822

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

Background of Restatement – On September 21, 2010 and from time to time thereafter, the Company issued to White Deer Energy L.P. and its affiliates (“White Deer”) Series A Preferred Stock, Series B Preferred Stock and warrants to purchase shares of the Company’s common stock in exchange for cash. The Series A Preferred Stock was recorded outside of permanent equity and liabilities, in the Company’s consolidated balance sheet because the settlement provisions of the warrants allowed White Deer to “net exercise” the warrants by permitting White Deer to pay the exercise price of the warrant by delivering the Series A Preferred Stock with a liquidation preference equal to the exercise price that would otherwise be due from White Deer in cash. Although the terms of the Series A Preferred Stock has a mandatory redemption date attributed to it, the Company believed this provision associated with the warrants excluded the Series A Preferred Stock from the definition of mandatorily redeemable preferred stock under FASB ASC 480, “Distinguishing Liabilities from Equity.”  The Company now believes that under U.S. generally accepted accounting principles, because the warrants are detachable, and thus are separate from the Series A Preferred Stock, the features of the warrants cannot be considered when evaluating the classification of the Series A Preferred Stock, and the Company therefore believes that the Series A Preferred Stock should have been classified as a liability for all periods from its issuance date.

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

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Details of the restatement for the three months ended September 30, 2014 are as follows:

	For the three months ended September 30, 2014

	As Reported	Adjustment	Restated
	(in thousands, except per share data)

Operating income	$80	$—	$80
Other income (expense)
Loss from derivative financial instruments	6,445	—	6,445
Gain on investment	2,919	—	2,919
Other expense, net	(10)	—	(10)
Interest expense, net	(3,437)	(1,621)	(5,058)
Total	5,917	(1,621)	4,296
Income before income taxes	5,997	(1,621)	4,376
Income taxes	—	—	—
Net Income	5,997	(1,621)	4,376
Preferred stock dividends	(1,116)	1,116	—
Accretion of redeemable preferred stock	(505)	505	—
Net income attributable to common stockholders	$4,376	$—	$4,376
Net income per common share
Basic	$1.36	$—	$1.36
Diluted	$1.35	$—	$1.35
Weighted average common shares outstanding
Basic	3,218	—	3,218
Diluted	3,241	—	3,241

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Details of the restatement for the nine months ended September 30, 2014 are as follows:

	For the nine months ended September 30, 2014

	As Reported	Adjustment	Restated
	(in thousands, except per share data)

Operating income	$1,005	$—	$1,005
Other income (expense)
Loss from derivative financial instruments	(1,489)	—	(1,489)
Gain on investment	4625	—	4,625
Other expense, net	(5)	—	(5)
Interest expense, net	(10,450)	(4,377)	(14,827)
Total	(7,319)	(4,377)	(11,696)
Loss before income taxes	(6,314)	(4,377)	(10,691)
Income taxes	—	—	—
Net loss	(6,314)	(4,377)	(10,691)
Preferred stock dividends	(3,066)	3,066	—
Accretion of redeemable preferred stock	(1,311)	1,311	—
Net Loss attributable to common stockholders	$(10,691)	$—	$(10,691)
Net loss per common share
Basic	$(3.38)	$—	$(3.38)
Diluted	$(3.38)	$—	$(3.38)
Weighted average common shares outstanding
Basic	3,166	—	3,166
Diluted	3,166	—	3,166

POSTROCK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Details of the restatement for the nine months ended September 30, 2014 are as follows:
	For the nine months ended September 30, 2014

	As Reported	Adjustment	Restated
	(in thousands, except per share data)
Cash flows from operating activities
Net loss	$(6,314)	$(4,377)	$(10,691)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation, depletion and amortization	21,516		21,516
Share-based and other compensation	2,487		2,487
Amortization of deferred loan costs	392	—	392
Loss from derivative financial instruments	1,489	—	1,489
Settlement of derivative financial instruments	(4,610)	—	(4,610)
Gain on disposal of assets	(120)	—	(120)
Gain on investment	(4,625)	—	(4,625)
Other non-cash changes to items affecting net loss	7,703	4,377	12,080
Changes in operating assets and liabilities
Accounts receivable	(229)	—	(229)
Accounts payable	(6,457)	—	(6,457)
Other	2,925	—	2,925
Net cash flows from operating activities	14,157	—	14,157
Cash flows used in investing activities
Restricted cash	(1)	—	(1)
Proceeds from sale of investment	19,213	—	19,213
Expenditures for equipment, development and leasehold	(22,002)	—	(22,002)
Proceeds from sale of assets	607	—	607
Net cash flows used in investing activities	(2,183)	—	(2,183)
Cash flows used in financing activities
Proceeds from debt	47,000	—	47,000
Repayments of debt	(59,000)	—	(59,000)
Debt and equity financing costs	(11)	—	(11)
Net cash flows used in financing activities	(12,011)	—	(12,011)
Net decrease in cash and cash equivalents	(37)	—	(37)
Cash and equivalents beginning of period	37	—	37
Cash and equivalents end of period	$—	$—	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Previously Issued Consolidated Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the effects of the restatement described in Note 13 of the Consolidated Financial Statements in Item 1 of this quarterly report.

Overview

We are an independent oil and natural gas company engaged in the acquisition, exploration, development, production and gathering of crude oil and natural gas. Our primary production activity is focused in the Cherokee Basin, a 15-county region in southeastern Kansas and northeastern Oklahoma, and Central Oklahoma. We also have minor oil and natural gas producing properties in the Appalachian Basin. Our Cherokee Basin and Central Oklahoma properties comprise our MidContinent area of operations.

The following discussion should be read together with the unaudited condensed consolidated financial statements and related notes included elsewhere herein and with our annual report on Form 10-K for the year ended December 31, 2014.

Operations and Production Update

Corporate and Operational –  In response to the collapse of oil and natural gas prices that began in the latter half of 2014, the Company reduced its Oklahoma City staff by nearly 25% and its field staff by nearly 20% in January and February 2015. Additionally, the Company implemented another nearly 50% reduction to its remaining Oklahoma City staff in October 2015, which is expected to reduce operating costs by an additional $4 million over the next twelve months.  Excluding costs related to these reductions, operating costs, including lease operating, gathering and general and administrative expenses, for the first nine months of 2015, were  $33 million, or 12.6%, lower than the same period last year.

During the third quarter of 2015, the Company recorded an additional impairment to its oil and natural gas properties of $34.9 million, bringing the total impairment in 2015 to $74.3 million.  These impairments were the result of the ceiling test performed as required under the full cost method of accounting for oil and natural gas properties.   At current NYMEX oil and natural gas forward prices, management expects to record between $20 and $25 million of additional impairments to the carrying value of the Company’s oil and natural gas properties in the fourth quarter of 2015.

The Company’s borrowing base under its senior secured revolving credit facility was re-determined on June 24, 2015.  In connection with the redetermination, the Company entered into an amendment to its senior secured revolving credit facility, which among other things, reduced the borrowing base to $76 million as a result of the redetermination and established a six-month schedule for the repayment or reduction of the resulting $10.4 million borrowing base deficiency by December 22, 2015. Our next borrowing base redetermination will be effective in November 2015, at which time the Company expects further significant reductions.  Subsequent to the May redetermination the Company has settled 59% of its 2016 oil and natural gas hedge contracts and used the proceeds, together with cash from operations, to reduce the deficiency by $10.2 million as of October 31, 2015.

As previously announced, the Company engaged Evercore Group, L.L.C. in March 2015 to help evaluate strategic alternatives.  An independent special committee of the Board of Directors is overseeing the process.  Evercore is currently engaged in a process of determining interest in the Company as a whole as well as its individual assets.  There can be no assurance that the strategic review process will result in any transactions for the Company as a whole or for any individual assets at valuations the Company believes are attractive, nor can there be any assurance that the process will result in any transaction.  In addition, the Company believes it is likely that the aggregate proceeds from such transactions, if completed, together with the value of any assets remaining with the Company, will be substantially less than the amount required to repay in full the Company’s outstanding debt and preferred stock obligations.  Accordingly, the Company believes its existing equity holders will find that their holdings no longer have any material value.

Finally, the Company has been delisted from The NASDAQ Stock Market (“NASDAQ”) due to noncompliance with NASDAQ’s continuing listing standards.  The Company’s common stock now trades on the OTC Pink Marketplace (the “Pink Sheets”).

Central Oklahoma – Oil production for the nine months ended September 30, 2015 averaged 492 net barrels per day, a decrease of 1.9% from the prior-year period. Associated natural gas production in the region averaged 1.1 Mmcf/d.

Cherokee Basin – Natural  gas production averaged 32.0 net Mmcf per day in the quarter and 32.2 net Mmcf per day in the year-to-date period, just over a 7% decline from the prior-year periods. Oil production averaged 140 and 141 net barrels per day in the quarter and year-to-date periods, respectively, a 27% decline from the respective prior-year periods.

Three Months Ended September  30, 2014 Compared to the Three Months Ended September  30, 2015

The following table presents financial and operating data for the periods indicated as follows:

	Three Months Ended September 30,		Increase/
	2014	2015	(Decrease)

	(Restated)	($ in thousands except per unit data)
Natural gas sales	$12,850	$8,058	$(4,792)	(37.3)%
Crude oil sales	$7,818	$2,176	$(5,642)	(72.2)%
Production expense	$10,809	$8,676	$(2,133)	(19.7)%
General and administrative	$3,195	$2,443	$(752)	(23.5)%
Depreciation, depletion and amortization	$7,257	$6,092	$(1,165)	(16.1)%
Impairments	$—	$34,867	$34,867	*
Other income (expense)	$4,296	$(1,192)	$(5,488)	(127.7)%
Sales Data - Volumes
Natural gas sales (MMcf)	3,326	3,158	(168)	(5.1)%
Oil sales (Bbls)	82,480	50,766	(31,714)	(38.5)%
Total sales (MMcfe)	3,822	3,463	(359)	(9.4)%
Average daily sales (MMcfe/d)	41.5	37.6	(4)	(9.4)%
Average Sales Price per Unit
Natural gas (Mcf)	$3.86	$2.55	$(1.31)	(33.9)%
Oil (Bbl)	$94.79	$42.86	$(51.93)	(54.8)%
Natural gas equivalent (Mcfe)	$5.41	$2.96	$(2.45)	(45.4)%
Average Unit Costs per Mcfe
Production expense	$2.83	$2.51	$(0.32)	(11.4)%
Depreciation, depletion and amortization	$1.90	$1.76	$(0.13)	(6.8)%

____________

* Not meaningful

Natural gas sales decreased $4.8 million, or 37.3%, from $12.9 million during the three months ended September 30, 2014, to $8.1 million during the three months ended September 30, 2015. Lower natural gas prices and volumes resulted in decreased revenues of $4.1 million and $646,000, respectively. The decline in natural gas volumes resulted from the lack of gas development projects in the last two years as we have focused our capital on oil projects in Central Oklahoma and reduced our capital spending overall. Our average realized natural gas price decreased from $3.86 per Mcf for the three months ended September 30, 2014, to $2.55 per Mcf for the three months ended September 30, 2015.

Oil sales decreased $5.6 million, or 72.2%, from $7.8 million during the three months ended September 30, 2014, to $2.2 million during the three months ended September 30, 2015. Lower oil prices and volumes resulted in decreased revenues of $2.6 million and $3.0 million, respectively. Our average realized oil price decreased from $94.79 per barrel for the three months ended September 30, 2014, to $42.86 per barrel for the three months ended September 30, 2015.

Production expense, consisting of lease operating expenses (“LOE”), severance and ad valorem taxes (“production taxes”) and gathering expense, decreased by $2.1 million, or 19.7%, from $10.8 million during the three months ended September 30, 2014, to $8.7 million during the three months ended September 30, 2015.  Lower LOE and gathering costs of approximately $1.4 million and lower production taxes of $756,000 accounted for the decrease.  Production expenses were $2.82 per Mcfe for the three months ended September 30, 2014, as compared to $2.51 per Mcfe for the three months ended September 30, 2015.

Depreciation, depletion and amortization decreased $1.2 million, or 16.1%, from $7.3 million during the three months ended September 30, 2014, to $6.1 million during the three months ended September 30, 2015. On a per unit basis, we had a decrease of $0.12 per Mcfe from $1.89 per Mcfe during the three months ended September 30, 2014, to $1.76 per Mcfe during the three months ended September 30, 2015.

Impairments related to our ceiling test required under full cost accounting for oil and natural gas properties performed at the end of the second quarter resulted in an increase to expense of $34.9 million.  The increase was primarily the result of the decline in the average trailing 12 month price.

General and administrative expenses decreased $752,000, or 23.5%, from $3.2 million during the three months ended September 30, 2014, to $2.4 million during the three months ended June 30, 2015.  While we showed small decreases in most general and administrative expense categories, the largest drivers were in wages, non-cash compensation, bonuses and benefits in the current period.

Other income (expense) consists primarily of settlements and changes in fair value from derivative instruments, gains or losses from equity investment, net interest expense and other income or expenses items. We made cash payments on our derivative contracts of $178,000 for the three months ended September 30, 2014, compared to cash receipts of $4.8 million for the three months ended September 30, 2015. We recorded a gain on the change in fair value from derivative instruments of $6.6 million for the three months ended September 30, 2014 compared to a loss on the change in fair value of $8.3 million for the three months ended September 30, 2015. We recorded a mark-to-market gain of $2.3 million for the three months ended September 30, 2014 compared to no mark-to-market gain or loss on our investment in SPP for the three months ended September 30 2015. Interest expense, net, was $5.1 million during the three months ended September 30, 2014, and $4.6 million during the three months ended September 30, 2015. Excluding non-cash interest related to our Series A Preferred Stock of $4.2 million and $3.6 million for the three months ended September 30, 2014 and 2015, respectively, interest expense, net was $867,000 compared to $897,000 in the 2014 and 2015 periods, respectively.

Nine Months Ended September  30, 2014 Compared to the Nine Months Ended September  30, 2015

The following table presents financial and operating data for the periods indicated as follows:

	Nine Months Ended September 30,		Increase/
	2014	2015	(Decrease)
	($ in thousands except per unit data)
Natural gas sales	$43,469	$24,548	$(18,921)	(43.5)%
Crude oil sales	$19,117	$8,482	$(10,635)	(55.6)%
Production expense	$31,645	$27,414	$(4,231)	(13.4)%
General and administrative	$10,605	$8,833	$(1,772)	(16.7)%
Depreciation, depletion and amortization	$21,516	$20,701	$(815)	(3.8)%
Impairments of oil and natural gas properties	$—	$74,261	$74,261	*
Other income expense, net	$(11,696)	$(5,622)	$6,074	(51.9)%
Sales Data - Volumes
Natural gas sales (MMcf)	9,921	9,437	(484)	(4.9)%
Oil sales (Bbls)	198,116	181,730	(16,386)	(8.3)%
Total sales (MMcfe)	11,110	10,527	(583)	(5.2)%
Average daily sales (MMcfe/d)	40.7	38.6	(2)	(5.2)%
Average Sales Price per Unit
Natural gas (Mcf)	$4.38	$2.60	$(1.78)	(40.6)%
Oil (Bbl)	$96.49	$46.67	$(49.82)	(51.6)%
Natural gas equivalent (Mcfe)	$5.63	$3.14	$(2.50)	(44.3)%
Average Unit Costs per Mcfe
Production expense	$2.85	$2.60	$(0.24)	(8.6)%
Depreciation, depletion and amortization	$1.94	$1.97	$0.03	1.5%

____________

* Not meaningful

Natural gas sales decreased $18.9 million, or 43.5%, from $43.5 million during the nine months ended September 30, 2014, to $24.6 million during the nine months ended September 30, 2015. Lower natural gas prices and volumes resulted in decreased revenues of $16.8 million and $2.1 million, respectively. The decline in natural gas volumes resulted from the lack of gas development projects in the last two years as we have focused our capital on oil projects in Central Oklahoma and reduced our capital spending overall. Our average realized natural gas price decreased from $4.38 per Mcf for the nine months ended September 30, 2014, to $2.60 per Mcf for the nine months ended September 30, 2015.

Oil sales decreased $10.6 million, or 55.6%, from $19.1 million during the nine months ended September 30, 2014, to $8.5 million during the nine months ended September 30, 2015. Lower oil prices and volumes resulted in decreased revenues of $9 million and $1.6 million, respectively. Our average realized oil price decreased from $96.49 per barrel for the nine months ended September 30, 2014, to $46.67 per barrel for the nine months ended September 30, 2015.

Production expense, consisting of lease operating expenses, severance and ad valorem taxes (“production taxes”) and gathering expense, decreased by $4.2 million, or 13.4%, from $31.6 million during the nine months ended September 30, 2014, to $27.4 million during the nine months ended September 30, 2015. Higher lease operating and gathering costs in Central Oklahoma of $456,000 resulting from higher production in the area were more than offset by lower lease operating and gathering costs in all other areas of $1.4 million and lower production taxes of $1.2 million.  Production expenses were $2.85 per Mcfe for the nine months ended September 30, 2014, as compared to $2.60 per Mcfe for the nine months ended September 30, 2015.

Depreciation, depletion and amortization decreased $815,000, or 3.8%, from $21.5 million during the nine months ended September 30, 2014, to $20.7 million during the nine months ended September 30, 2015. On a per unit basis, we had an increase of $.03 per Mcfe from $1.94 per Mcfe during the nine months ended September 30, 2014, to $1.97 per Mcfe during the nine months ended September 30, 2015.

Impairments related to our ceiling test required under full cost accounting for oil and natural gas properties performed at the end of the second and third quarters resulted in an increase to expense of $74.3 million.  The increase was primarily the result of the decline in the average trailing 12 month price.

General and administrative expenses decreased $1.8 million, or 16.7%, from $10.6 million during the nine months ended September 30, 2014, to $8.8 million during the nine months ended September 30, 2015.  While we showed small decreases in most general and administrative expense categories, the largest drivers were in wages and benefits in the current period.

Other income (expense) consists primarily of settlements and changes in fair value from derivative instruments, gains or losses from equity investment, net interest expense and other income or expenses items. We made cash payments on our derivative contracts of $4.6 million for the nine months ended September 30, 2014, compared to cash receipts of $15.5 million for the nine months ended September 30, 2015. We recorded a gain on the change in fair value from derivative instruments of $3.1 million for the nine months ended September 30, 2014 compared to a loss on the change in fair value of $8.3 million for the nine months ended September 30, 2015. We recorded a gain of $4.6 million for the nine months ended September 30, 2014 compared to a gain of $289,000 on our investment in SPP for the nine months ended September 30 2015. Interest expense, net, was $14.8 million during the nine months ended September 30, 2014, and $13.4 million during the nine months ended September 30, 2015. Excluding non-cash interest related to our Series A Preferred Stock of $12.1 million and $10.8 million for the nine months ended September 30, 2014 and 2015, respectively, interest expense, net was $2.7 million compared to $2.6 million in the 2014 and 2015 periods, respectively.

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

Our primary source of liquidity for the nine months ended September 30, 2015,  was cash from operations. At September 30, 2015, our debt decreased by $4.8 million from December 31, 2014.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $14.7 million for the nine months ended September 30, 2015, compared to $14.2 million for the nine months ended September 30, 2014.

Cash Flows from Investing Activities

Cash flows used in investing activities were $7.5 million for the nine months ended September 30, 2015, compared to $2.2 million for the nine months ended September 30, 2014. The increased outflow was primarily due to the absence of the proceeds from the sale of our equity investment in 2014. Capital expenditures in the prior-year period were higher as a result of a higher number of oil development projects when compared to the number of projects in the current period. Acquisition and development capital expenditures in the current year reflect our previously announced reduction of capital activity and the absence of capital expenditures related to the compressor optimization project in the Cherokee Basin.

The following table sets forth our capital expenditures, including costs we have incurred, but not paid by major categories for the nine months ended September 30, 2015:

Nine Months Ended
September 30, 2015
(in thousands)
Capital expenditures
Acquisition	$416
Development	2,822
Other	456
Total capital expenditures	$3,694

Cash Flows from Financing Activities

Cash flows used in financing activities were $4.7 million for the nine months ended September 30, 2015, as compared to $12 million for the nine months ended September 30, 2014. The difference in cash flow was primarily driven by larger debt repayment in the prior year.

Sources of Liquidity in 2015 and Capital Requirements

We rely on our cash flows from operating activities as a source of internally generated liquidity. Our ability to generate liquidity internally depends, in part, on our ability to hedge future production at attractive prices as well as our ability to control operating expenses. During the nine months ended September 30, 2015 we generated cash of $14 million from settlements of our oil and natural gas derivative contracts.   This cash includes $5.1 million from the early exit of a portion of our above market oil and natural gas swap contracts originally scheduled to settle in 2016.  These contracts were settled early in connection with remediating our borrowing base deficiency discussed in more detail below.  We also may sell core and non-core assets from time to time to raise additional capital.

At September 30, 2015, we had a $200 million secured borrowing base revolving credit facility, which we use as an external source of long and short term liquidity.  On June 24, 2015, the Company entered into an amendment to the credit facility that, among other things, reduced the borrowing base to $76 million, $10.4 million below the utilization at the time as a result of the May 2015 borrowing base redetermination and established a six-month schedule for the elimination of the resulting $10.4 million borrowing base deficiency by December 22, 2015. Our next borrowing base redetermination will be effective in November 2015, at which time the Company expects further significant reductions.  As of October 31, 2015, we have repaid $10.2 million of the deficiency using cash flow from settlements of hedges and cash flows from operations. We expect to repay the remaining deficiency using cash on hand, cash flow from operations, proceeds from sales of assets and/or settlements of hedges.  Until the borrowing base deficiency is paid in full, we will not be able to borrow any amounts repaid under the credit facility.

We anticipate that our future liquidity requirements will arise from the need to repay our debt, including borrowing base deficiencies, fund our operations, pay current obligations and fund any future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations, raising additional funds from selling assets, additional capital investments and/or debt financing. However, we can provide no assurance that we will be able to generate sufficient cash flow from operations, sell assets or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis. See "Note 1 – Going Concern" in our condensed consolidated financial statements for additional information.

Dilution

At September 30, 2015, including 4,307,239 shares of our common stock held by White Deer, we had 6,559,936 shares of common stock outstanding. In addition, we had 8,735,834 outstanding warrants to purchase our common stock, all of which are owned by White Deer, at an average exercise price of $5.74. We also had 504,084 shares held in a rabbi trust for our deferred compensation plan, 12,856 restricted stock units and 406,294 options outstanding granted under our long-term incentive plan. Consequently, if these securities were included as outstanding, our outstanding shares would have been 16,219,004, of which the warrants and common stock owned by White Deer would represent approximately 80%. By exercising its warrants, White Deer can benefit from its respective percentage of all of our profits and growth. In addition, if White Deer begins to sell significant amounts of our common stock, or if public markets perceive that it may sell significant amounts of our common stock, the market price of our common stock may be significantly impacted.

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

Contractual Obligations

We have numerous contractual commitments in the ordinary course of business including debt service requirements, operating leases and purchase obligations. During the three and nine months ended September 30, 2015, we have not entered into any contractual commitments that would materially increase the amounts included in our outstanding contractual commitments table at December 31, 2014.

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

When we use the words “believe,” “intend,” “expect,” “may,” “will,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The factors impacting these risks and uncertainties include, but are not limited to:

•	our ability to continue as a going concern;

•	current weak economic conditions;

•	volatility of oil and natural gas prices;

•	increases in the cost of drilling, completion and gas gathering or other costs of developing and producing our reserves;

•	our debt covenants;

•	access to capital, including debt and equity markets;

•	results of our hedging activities;

•	drilling, operational and environmental risks; and

•	regulatory changes and litigation risks.

You should consider carefully the statements under Item 1A. Risk Factors included in our annual report on Form 10-K for the year ended December 31, 2014, in Item 1A., Part II Risk Factors in our quarterly report on Form 10-Q for the quarter ended June 30, 2015 and elsewhere in this quarterly report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following table summarizes the estimated volumes, fixed prices and fair value attributable to our oil and natural gas derivative contracts at September 30, 2015.

	Remainder of	Year Ending December 31,
	2015	2016	Total
	($ in thousands, except per unit data)
Natural Gas Swaps
Contract volumes (MMBtu)	2,245,890	3,222,072	5,467,962
Weighted-average fixed price per MMBtu	$4.01	$3.97	$3.98
Fair value, net	$3,171	$3,801	$6,972
Crude Oil Swaps
Contract volumes (Bbl)	17,892	29,392	47,284
Weighted-average fixed price per Bbl	$92.73	$90.96	$91.63
Fair value, net	$839	$1,241	$2,080
Total fair value, net	$4,010	$5,042	$9,052

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

In connection with the preparation of this quarterly report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and our principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective with respect to the recording, processing, summarizing and reporting of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

•

Continued evaluation and enhancement of internal technical accounting capabilities, augmented by the use of third party advisors and consultants to assist with areas requiring specialized technical accounting expertise and reviewed by management; and

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

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS.

For additional information about our risk factors, see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, in Item 1A., Part II Risk Factors in our quarterly report on Form 10-Q for the quarter ended June 30, 2015 and elsewhere in this quarterly report.

ITEM 6. EXHIBITS

10.1	Fourth Amendment to PostRock Energy Corporation 2010 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 4.10 to the Registration Statement on Form S-8 filed on August 7, 2015).

31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Taxonomy Extension Definition Linkbase Document.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of November 2015.

PostRock Energy Corporation

By:	/s/ Casey E. Bigelow
Casey E. Bigelow
Chief Accounting Officer, Secretary and Treasurer